Form 10-Q
period 1995-02-22
AMERICAN RECREATION CENTERS INC
filed 1995-04-10
CIK 5719

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                       ________________________________

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS
                 ---------------------------------------------
                            ENDED FEBRUARY 22, 1995
                            -----------------------


                         Commission File Number 0-2849


                       AMERICAN RECREATION CENTERS, INC.


        Incorporated in California    Federal Employer No. 94-1441151


          11171 Sun Center Drive, Suite 120, Rancho Cordova, CA 95670
            Mail Address:    P.O. Box 580, Rancho Cordova, CA 95741
            -------------------------------------------------------
                     Telephone:  Area Code (916) 852-8005
                     ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No
                                         -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Capital Stock Outstanding as of February 22, 1995 - 5,019,699 shares

                       AMERICAN RECREATION CENTERS, INC.

                              INDEX TO FORM 10-Q
                 FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS
                            ENDED FEBRUARY 22, 1995

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (all of which are unaudited)

         Condensed Consolidated Balance Sheet                                 3
         Consolidated Statement of Income and Retained Earnings               4
         Condensed Consolidated Statement of Cash Flows                       5

         Notes To Condensed Consolidated Financial Statements               6-8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              9-12

                          PART II - OTHER INFORMATION

Item 5.  Other Information

         The Company's Board of Directors has retained Allen &
         Company Incorporated, a nationally recognized investment banking firm, to assist in evaluating all reasonable alternatives available to the Company to achieve the greatest long-term value to the Company's shareholders, including, but not limited to, an evaluation of an unsolicited offer from Fulcrum Capital Partners of Providence, Rhode Island to acquire the Company.

         The Board of Directors has approved Change-in-Control
         Arrangements for the Company's President, Vice President/
         Treasurer and Vice President/Bowling to compensate such key executives for their efforts in maximizing shareholder value in any transaction that may occur. The agreements provide for payments to the key executive officers in the event of a change in control or a substantial change in the nature of their offices or duties. The agreements provide for the payment of 28 months of base pay for the President and 12 months for the Vice
         Presidents, plus the continuation of existing employee benefits for the same periods.

SIGNATURES                                                                   13

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                     February 22,    May 25,
                                                         1995         1994
                                                      (Unaudited)   (Audited)
                                                     -------------  ---------
     ASSETS
     ------
Current assets:
 Cash and equivalents                                   $ 6,103      $ 5,757
 Marketable securities, at cost which
  approximates market                                        --        1,461
 Other current assets                                    11,379       10,653
                                                        -------      -------
   Total current assets                                  17,482       17,871
                                                        -------      -------

Property, equipment and leaseholds, at cost
 Land and buildings                                      40,822       36,923
 Machinery and equipment                                 38,004       34,087
 Leaseholds and leasehold improvements                    9,526        8,100
                                                        -------      -------
                                                         88,352       79,110
 Less - accumulated depreciation and amortization       (26,611)     (25,142)
                                                        -------     --------
                                                         61,741       53,968
                                                        -------      -------

Property held for sale                                    2,539        5,437
Notes receivable                                          2,311        1,655
Other assets                                              1,554        5,082
                                                        -------      -------
                                                        $85,627      $84,013
                                                        =======      =======
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
 Accounts payable and accrued expenses                  $11,438      $ 9,760
 Current maturities of long-term debt                     2,334        2,190
                                                        -------      -------
   Total current liabilities                             13,772       11,950
                                                        -------      -------

Long-term debt and capital leases                        28,893       29,125
                                                        -------      -------
Deferred taxes and other liabilities                      8,210        8,122
                                                        -------      -------
Minority interests in consolidated partnerships           5,680        5,936
                                                        -------      -------

Shareholders' equity:
 Common stock:
   Authorized - 21,484,375 shares
   Issued and outstanding - 1995 and 1994,
    5,019,699 and 5,003,553 shares                       12,526       12,440
 Preferred stock:
   Authorized - 5,000,000 shares
   Issued and outstanding - none                             --           --
 Retained earnings                                       16,546       16,494
 Loan to ESOP                                                --          (54)
                                                        -------      -------
   Total shareholders' equity                            29,072       28,880
                                                        -------      -------
                                                        $85,627      $84,013
                                                        =======      =======

See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                    (in thousands except per share amounts)
                                  (Unaudited)


                                 Thirteen weeks ended    Twenty-six weeks ended
                                 --------------------    ----------------------
                                  Feb. 22,    Feb. 23,     Feb. 22,     Feb. 23,
                                    1995        1994         1995         1994
                                  -------     -------      -------      -------
Operating revenue:
   Bowling                        $12,666     $10,985      $31,840      $29,199
   Direct marketing                 9,170       9,763       35,457       36,684
   Other                              250         377          791        1,118
                                  -------     -------      -------      -------
                                   22,086      21,125       68,088       67,001
                                  -------     -------      -------      -------
Operating, general and
 administrative expenses:
   Bowling                         10,123       8,648       27,901       25,081
   Direct marketing                10,191       9,515       36,976       37,046
   Other                               97         216          407          575
   Corporate                          258         302          755          773
                                  -------     -------      -------      -------
                                   20,669      18,681       66,039       63,475
                                  -------     -------      -------      -------
Operating income (loss):
   Bowling                          2,543       2,337        3,939        4,118
   Direct marketing                (1,021)        248       (1,519)        (362)
   Other                              153         161          384          543
   Corporate                         (258)       (302)        (755)        (773)
                                   ------     -------      -------      -------

Operating income                    1,417       2,444        2,049        3,526
                                   ------     -------      -------      -------

Interest expense                     (775)       (689)      (2,211)      (2,077)
Interest and other income             101          71          250          237
Gain on property
 transactions                         533          --        2,479           --
Loss on sale of Children's
 Wear Digest                           --          --       (1,744)          --
Gain on sale of subsidiary's
 stock                                 --          --           --          297
                                   ------     -------      -------      -------

Income before provision
 for income taxes and
 minority interests                 1,276       1,826          823        1,983
Provision for income taxes           (458)       (772)        (187)        (864)
Minority interests                     75        (165)         319          (83)
                                   ------     -------      -------      -------

Net income                         $  893     $   889          955        1,036
                                   ======     =======

Retained earnings,
 beginning of period                                        16,494       15,678

Cash dividends ($.18 and $.165)                              (903)         (816)
                                                           -------      -------

Retained earnings, end of period                           $16,546      $15,898
                                                           =======      =======

Earnings per share                 $ 0.18     $  0.18      $  0.19      $  0.21
                                   ======     =======      =======      =======

See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                              Thirty-nine weeks ended
                                                            ----------------------------
                                                            February 22,   February 24,
                                                                1995           1994
                                                            -------------  -------------
Cash Flows from (used in) Operating Activities:
  Net income                                                     $  955        $1,036
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                 3,070         2,801
    Gain on sale of stock of subsidiary                              --          (297)
    Gain on sale of property and equipment                       (2,479)           --
    Loss on sale of Children's Wear Digest                        1,744            --
    Results attributed to minority interests                       (320)           83
    Increase in inventory                                        (1,188)         (155)
    Increase in other current assets                               (304)         (368)
    Increase in accounts payable
     and accrued expenses                                         1,794         1,002
                                                                 ------        ------
      Net cash from operations                                    3,272         4,102
                                                                 ------        ------

Cash Flows from (used in) Investing Activities:
  Proceeds from sale of marketable securities                     1,461         1,996
  Expenditures for property, equipment
   and property held for sale                                   (14,257)       (6,373)
  Proceeds from sale of property and equipment                    8,650            --
  Proceeds from sale of stock of subsidiary                          --           425
  Proceeds from sale of Children's Wear Digest                    2,437            --
  Payment of earnout associated with catalog acquisition           (120)         (504)
  Minority interest transactions                                   (147)           94
  Net increase in other assets and liabilities                      (99)         (141)
                                                                 -------       -------
      Net cash used in investing activities                      (2,075)       (4,503)
                                                                 -------       -------

Cash Flows from (used in) Financing Activities:
  Repayment of long-term debt                                    (8,652)       (2,631)
  Issuance of long-term debt                                      8,618         4,190
  Dividends to shareholders                                        (903)         (815)
  Issuance of common stock                                           86           654
                                                                 ------        ------
      Net cash from (used in) financing activities                 (851)        1,398
                                                                 -------       ------

Net increase (decrease) in cash and equivalents                     346           997
Cash and equivalents at beginning of period                       5,757         4,440
                                                                 ------        ------
Cash and equivalents at end of period                            $6,103        $5,437
                                                                 ======        ======

Supplemental schedule of non-cash investing and
 financing activities:
   Net change in reserve for losses of property
    held for sale                                                              $ (191)
                                                                               =======

See accompanying notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - Description of Business and Significant Accounting Policies:
- - --------------------------------------------------------------------

American Recreation Centers, Inc. and its subsidiaries (the Company) operate bowling centers in California, Texas, Wisconsin, Oklahoma, Kentucky and Missouri. In addition to its bowling business, the Company owns a majority interest in The Right Start, Inc. which trades on the NASDAQ National Market System under the symbol RTST. Right Start is a direct marketer and retailer of high quality products for infants and children.

There have been no changes in the Company's significant accounting policies as set forth in the Company's annual report. These unaudited financial statements as of February 22, 1995 and for the thirteen and thirty-nine week periods ended February 22, 1995 and February 23, 1994 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain financial statement reclassifications have been made for comparative purposes.


NOTE 2 - Long-term Debt:
- - -----------------------

Long-term debt is comprised of the following (in thousands):

                                                 February 22,  May 25,
                                                     1995       1994
                                                 ------------  -------
       Long-term notes:
        Secured notes payable in monthly
        installments with a weighted
        average interest rate of 9.62%
        at February 22, 1995.                      $28,622     $29,319

       Other, including installment
       contracts and present value of
       capital lease obligations                     2,605       1,996
                                                   -------     -------
                                                    31,227      31,315
       Less-amounts due within one year              2,334       2,190
                                                   -------     -------
                                                   $28,893     $29,125
                                                   =======     =======

NOTE 3 - Operations:
- - -------------------

The results of operations for these thirteen and thirty-nine week periods is not necessarily indicative of the results to be expected for the entire year. The bowling division is highly seasonal with revenue during the first quarter normally not exceeding 20% to 22% of those for a full year. Second and third quarter bowling revenue typically comprises 24% to 28% of the full year. The direct marketing division fluctuates throughout the year in relation to the size and number of catalog mailings.


NOTE 4 - Earnings Per Share of Common Stock:
- - -------------------------------------------

Earnings per share is computed on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include the Company's stock options and certain stock options of The Right Start, Inc. The weighted average number of common shares and common stock equivalents outstanding were 5,019,699 and 4,943,952 for the thirteen week periods ended February 22, 1995 and February 23, 1994; and 5,013,853 and 4,919,431 for the thirty-nine week periods then ended.


NOTE 5 - Loss on Sale of Children's Wear Digest:
- - -----------------------------------------------

During the second quarter of fiscal 1995, The Right Start, Inc. entered into an agreement to sell the Children's Wear Digest catalog. The sale was completed in late December 1994 and produced a pre-tax loss of $1,744,000. The Company's after-tax share of this non-recurring charge was $672,000, or $.13 per share.


NOTE 6 - Gain on Property Transactions:
- - ---------------------------------------

In July 1994, the Company's 90 percent-owned partnership sold its Budget Mini-Storage facility in Milpitas, California for $3.6 million. Proceeds were used to retire $2.5 million in long-term debt and to acquire bowling centers in Milwaukee, Wisconsin (see Note 8). The Company recorded an after-tax gain of approximately $1.0 million, or $.22 per share. The sale of the Budget Mini-Storage and the acquisition of the Milwaukee centers was accounted for as a like-kind exchange for income tax purposes.

In February 1995, the Company sold the land and building housing its 60-lane bowling center located in San Pablo, California for $2.5 million. Proceeds were used to retire $1.8 million in long-term debt. The Company recorded an after-tax gain of $325,000, or $.06 per share.

NOTE 7 - Gain on Sale of Stock of Subsidiary:
- - --------------------------------------------

During the first quarter of fiscal 1994, the Company sold 63,000 shares of The Right Start, Inc. common stock for a pre-tax gain of $297,000. Cash proceeds from the sale totaled $425,000. The sale reduced the Company's ownership in Right Start from 63.5 percent to 62.5 percent.


NOTE 8 - Major Transaction:
- - --------------------------

On September 16, 1994, the Company's 85 percent-owned joint venture, American Red Carpet, completed the acquisition of substantially all of the Red Carpet bowling chain in Milwaukee, Wisconsin. The $8.0 million purchase price included the land, building and equipment of six bowling centers totaling 316 lanes. The six centers generated approximately $7 million in revenue for its fiscal year ended May 31, 1994. The acquisition was accounted for as a purchase.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operations
- - ----------

Operating revenue for the third quarter of fiscal 1995 increased 4% from $21.1 million to $22.1 million. The third quarter's net income was $893,000, or $.18 per share compared to net income of $889,000, or $.18 per share in the year earlier period. This year's third quarter included a net gain of $325,000, or $.06 on the sale of bowling center real estate.

For the nine months ended February 22, 1995, operating revenue totalled $68.1 million, compared to $67.0 million a year ago. Net income for the same period was $955,000, or $.19 per share, compared to last year's $1,036,000, or $.21 per share. Fiscal 1995's year-to-date net income includes a $672,000 loss on the sale of Right Start's CWD operations, which was more than offset by an after-tax gain of $1.0 million, or $.22 per share on the sale of non-bowling real estate and the $325,000, or $.06 per share gain on the sale of the bowling center real estate described above. Last year's year-to-date net income included the after-tax charge of $179,000 related to the Weebok Catalog write-off and a $169,000 after-tax gain on the sale by the Company of 63,000 shares of The Right Start, Inc.'s common stock.


Bowling Division
- - ----------------

Third quarter operating revenue for the bowling division increased 15% from $11.0 million to $12.7 million, while operating income advanced almost 9% from $2,337,000 to $2,543,000. The increase in both revenue and operating income was due to acquisitions. The acquisition of the six bowling centers comprising substantially all of the Red Carpet bowling chain in Milwaukee, Wisconsin was completed early in the second quarter. Revenue from comparable centers was down slightly during the quarter (less than 2%) and certain localized issues, particularly in California, hurt results at some locations. Accordingly, profit for comparable centers was down 7%.

For the nine months to-date the bowling division's revenue increased 9% from $29.2 million to $31.8 million in the year earlier period. Operating income for the same period declined from $4,118,000 to $3,939,000. Fiscal 1995's year-to-date results were significantly impacted by the division's disappointing first quarter results which saw an 11% decline in comparable California center revenue due to the excellent summer weather, the discontinuance of a seasonal marketing program and the impact on certain centers of changes in local smoking ordinances. The first quarter's results also included the operating losses of four Midwest centers acquired during the first quarter of the previous year. Summers tend to produce particularly soft results in the Midwest, while the remainder of the year in these regions may be comparatively better than in the majority of our market area. The first quarter operating losses for these acquisitions was expected and it is anticipated that they will generate operating income for the total of fiscal 1995.

Direct Marketing Division
- - -------------------------

Third quarter operating revenue for the direct marketing division, which comprises the operations of The Right Start, Inc. was $9.2 million, down 6% from $9.8 million last year. Substantial increases in the company's comparable retail stores sales were offset by weaker response rates and a decrease in the number of catalogs mailed for The Right Start Catalog. Right Start's operating loss for the quarter of $1,021,000 declined from last year's operating income of $248,000. Among the factors that affected the Company's catalog performance in the third quarter were catalog production delays due to the shortage of paper that forced the winter catalog to be mailed later than planned. This resulted in lower response rates to a time-sensitive catalog promotion as well as increased mailing and shipping expenses.

For the nine months ended February 22, 1995, Right Start's operating revenue decreased 3% to $35.5 million from $36.7 million in the year earlier period. As was the case for the first two quarters, the year-to-date revenue decline was attributable to lower catalog mailings and response rates which more than offset an increase in retail store sales. Right Start's operating loss for the year-to-date increased from a $362,000 operating loss last year to a $1,519,000 operating loss this year. Last year's nine month results include the Weebok charge discussed above.


Major Transactions
- - ------------------

During the third quarter of fiscal 1995 the Company sold the land and building housing its 60-lane bowling center located in San Pablo, California for $2.5 million. The proceeds were used to retire $1.8 million in long-term debt. An after-tax gain of $325,000, or $.06 per share, was recorded.

During the second quarter of fiscal 1995, Right Start sold its Children's Wear Digest catalog for approximately $2.5 million in cash. A pre-tax loss of $1.7 million was recorded on the transaction. Proceeds from the sale will be used to fund Right Start's retail store expansion which included the opening of eight retail units during the Holiday 1994 season.

During the first quarter of 1995, the Company's 90 percent-owned partnership sold its mini-warehouse facility for $3.6 million. The Company's after-tax gain on the sale totalled $1.0 million, or $.22 per share. Proceeds were used to retire $2.5 million in debt and to acquire six bowling centers comprising substantially all of the Red Carpet bowling chain in Milwaukee, Wisconsin. The $8.0 million purchase price included the land, building and equipment of the centers and the acquisition was completed during the second quarter of fiscal 1995. The sale of the mini-warehouse and acquisition of the bowling centers was accounted for as a like-kind exchange for income tax purposes.

During the first quarter of 1994, the Company sold 63,000 shares of The Right Start, Inc. common stock for an after-tax gain of $169,000, or $.03 per share. Cash proceeds totalled $425,000. The sale reduced the Company's ownership in Right Start from 63.5 percent to 62.5 percent.


Liquidity and Capital Resources
- - -------------------------------

While bowling center operations require minimal inventory, the direct marketing business requires substantial inventory investment. However, virtually all bowling and direct marketing revenues are in the form of cash, so the Company is not required to carry significant customer accounts.

At February 22, 1995, the Company had a $2 million unsecured line-of-credit available to augment seasonal shortfalls in working capital. There were no borrowings outstanding under this agreement at that date. The line requires a 30-day out-of-debt period each year. The Company's wholly-owned subsidiary, ARC Games, Inc. has a $1 million bank line-of-credit. $440,000 was outstanding at February 22, 1995.

Subsequent to quarter-end, the Company finalized negotiations for a long-term, secured, revolving bank commitment for up to $13 million. Advances under the commitment will bear interest at the prime rate plus .75%. The Company intends to refinance approximately $2.9 million in existing debt. The balance of the commitment can be used to acquire bowling centers or other compatible recreational business, or for capital improvements or expansion in existing centers.

During the fourth quarter of 1995, the Company expects to commence construction of a 48,000 square foot family entertainment complex in Addison, Texas. The facility will feature 30 lanes of bowling, billiards, bumper cars, ride simulators and other attractions. Total cost of the project is $4.8 million. The Company has bank financing commitments for $3.8 million.

The Company is aggressively moving forward on its long-standing strategy of selling non-bowling real estate and reinvesting the proceeds in the expansion of its core and new operating activities. In addition to the real estate transactions described above, the Company recently entered into a contract to sell its Union City commercial center which includes a former bowling center site. The sale is expected to close by the end of fiscal 1995 at a small gain. It will allow for the retirement of approximately $2.6 million in long-term debt.

The Right Start, Inc. has received and accepted a proposal from a bank to provide a three year working capital line which provides for borrowings, subject to a defined borrowing base of up to $5 million. The agreement is subject to final negotiation and management believes that the line will be in place by the end of fiscal 1995. Right Start has entered into lease agreements for four additional retail store locations, three of which become available in the first half of fiscal 1996. Its management believes that cash flows from operations and current cash balances will be sufficient to fund operations and the capital investments currently planned.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICAN RECREATION CENTERS, INC.




Date  4-7-95                      /s/ Robert A. Crist
    --------                      -----------------------------------------
                                  Robert A. Crist, President




Date  4-7-95                      /s/ Karen B. Wagner
    ---------                     -----------------------------------------
                                  Karen B. Wagner, Vice President/Treasurer

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NUMBER                DESCRIPTION
- - --------------                -----------
     27                Article 5 of Financial Data Schedule