Form 10-Q/A
period 1995-02-22
AMERICAN RECREATION CENTERS INC
filed 1995-04-13
CIK 5719

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                       ________________________________

                                  FORM 10-Q/A

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

         The Board of Directors has approved Change-in-Control Arrangements for the Company's President, Vice President/ Treasurer and Vice
         President/Bowling to compensate such key executives for their efforts in maximizing shareholder value in any transaction that may occur. The agreements provide for payments to the key executive officers in the event of a change in control which leads to their termination or a substantial change in the nature of their offices or duties. The agreements provide for the payment of 28 months of base pay for the President and 12 months for the Vice Presidents, plus the continuation of existing employee benefits for the same periods.


SIGNATURES                                                                   13

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICAN RECREATION CENTERS, INC.




Date 4-12-95                      /s/ Robert A. Crist
    --------                      -----------------------------------------
                                  Robert A. Crist, President




Date  4-12-95                     /s/ Karen B. Wagner
    ---------                     -----------------------------------------
                                  Karen B. Wagner, Vice President/Treasurer