Form 10-K
period 1995-05-31
AMERICAN RECREATION CENTERS INC
filed 1995-08-17
CIK 5719

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

            For The Fifty-Three Week Fiscal Year Ended May 31, 1995

                         Commission File Number 0-2849

                       AMERICAN RECREATION CENTERS, INC.

       Incorporated in California         Federal Employer No. 94-1441151

      11171 Sun Center Drive, Suite 120, Rancho Cordova, California 95670
           Mailing Address: P. O. Box 580, Rancho Cordova, CA  95741

                 Registrant's Telephone Number:  (916) 852-8005

          Securities Registered Pursuant to Section 12 (b) of the Act:
                                      None

          Securities Registered Pursuant to Section 12 (g) of the Act:
                           Common Stock, No Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No _____
                               -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of Registrant was $32,536,792 based upon the average trading price quoted on the NASDAQ system on August 14, 1995. There are no affiliates within the definition of Rule 405. The number of shares of Registrant's only class of common stock outstanding at fiscal year end was 5,054,259 shares.

Documents Incorporated by Reference - See pages 2 and 3

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------



Part of Form 10-K                                Document
-----------------                                --------
PART I                                           None

PART II

Item 6.      Selected Financial Data             Company's Annual Report
             -----------------------             to Shareholders for the
                                                 fiscal year ended
                                                 May 31, 1995, page 3

Item 7.      Management's Discussion and         Company's Annual Report
             ---------------------------         to Shareholders for the
             Analysis of Financial Condition     fiscal year ended
             -------------------------------     May 31, 1995, pages 4-5
             and Results of Operations
             -------------------------


Item 8.      Financial Statements and            Company's Annual Report
             ------------------------            to Shareholders for the
             Supplementary Data                  fiscal year ended
             ------------------                  May 31, 1995, pages 6-13,
                                                 and Price Waterhouse LLP
                                                 Report dated August 4, 1995,
                                                 page 14

Item 9.      Changes in and Disagreements with   Not applicable
             ---------------------------------
             Accountants on Accounting and
             -----------------------------
             Financial Disclosure
             --------------------

PART III

Item 10.     Directors and Executive Officers    Company's Proxy Statement
             --------------------------------    to be filed in connection
             of the Registrant                   with its Annual Meeting
             -----------------                   of Shareholders to be held
                                                 September 26, 1995, pages 5-6

Item 11.     Executive Compensation              Company's Proxy Statement
             ----------------------              to be filed in connection
                                                 with its Annual Meeting
                                                 to Shareholders to be held
                                                 September 26, 1995, pages 8-15

Item 12.    Security Ownership of Certain       Company's Proxy Statement
            -----------------------------       to be filed in connection
            Beneficial Owners and Management    with its Annual Meeting
            --------------------------------    to Shareholders to be held
                                                September 26, 1995, pages 3-4


Item 13.    Certain Relationships and Related   Company's Proxy Statement
            ---------------------------------   to be filed in connection
            Transactions                        with its Annual Meeting
            -----------                         to Shareholders to be held
                                                September 26, 1995, pages 7-8

PART IV

Item 14.    Exhibits, Financial Statement       Exhibits as specified in
            -----------------------------       Item 14 of this Report,
            Schedules, and Reports on           pages 15-16
            -------------------------
            Form 8-K
            --------

                                     PART I

ITEM 1.   BUSINESS.

The Company was incorporated in California in 1959. It is engaged principally in the operation of bowling centers.

(a) GENERAL DEVELOPMENT OF BUSINESS - BOWLING AND RECREATION OPERATIONS. The Company is one of the largest chain operators of bowling centers in the United States. As of August 14, 1995 it operates a total of 39 bowling centers (eighteen in Northern California, three in Southern California, seven in Texas, six in Wisconsin, three in Oklahoma and one each in Kentucky and Missouri) containing an aggregate of 1,572 lanes. ARC's bowling centers range in size from 24 to 72 lanes. Twelve centers are located in buildings that are leased from third parties; ten centers are located in buildings that are owned by the Company or its wholly-owned subsidiaries; and seventeen are operated by joint ventures which own the buildings and in which the Company is an 85% owner.

ARC's bowling centers include food and beverage facilities and coin-operated video and other games. ARC operates the beverage facilities in all the bowling centers, each of which sells beer, wine and mixed drinks with the exception of one center which sells only beer and wine. The Company operates the snack bars in all centers except three older centers that lease restaurants to independent operators. Beverage operations are highly profitable. Profits from food operations are generally minimal; this service is offered primarily for the convenience of bowling patrons. The bowling division receives a percentage of the gross revenues from coin-operated video and other games which are owned by third party vendors or, in the case of the California bowls, by a wholly-owned subsidiary, ARC Games, Inc. Most centers contain pro shops leased to independent operators. ARC does, however, operate the pro shops in seven of its centers and these pro shops generate a modest profit. All of ARC's bowling centers have child care facilities and parking. The Company provides child care for the convenience of bowlers free of charge. The Company's bowling centers have computerized cash receipt control systems to control receipt of funds for all games bowled as well as computer terminals that communicate with the corporate office computer system to further enhance these controls.

Approximately 61% of ARC's bowling lineage revenues are derived from bowling leagues that enter into league reservation agreements to use a specified number of lanes for a specified time on a weekly, or other periodic basis over the course of a bowling season. The seasons for league play are generally nine months in the winter and three months in the summer. However, shorter "midseason" leagues are also offered throughout the year.

The Company aggressively markets its primary product league bowling, through a continuous personal sales program at each of its centers. ARC sales personnel call on employers and a wide variety of nonprofit organizations, such as churches, social clubs, civic clubs, P.T.A.'s and fraternal groups, offering them free bowling parties as an inducement to visit the bowling centers, try league bowling and hopefully contract for league bowling. In numerous centers, the Company utilizes full-time direct sales personnel. In addition the Company advertises in all the recognized mass media--radio, television and newspaper--and engages in on-going direct mail marketing programs aimed at specific age and demographic groups.

The bowling industry is highly competitive on a local basis. Most of ARC's centers compete with a number of individually owned and operated centers. Several of the Company's centers in Southern California, Texas and the Midwest also compete with centers owned by bowling center chains of equivalent or larger size. Further competition for ARC's bowling centers could arise if bowling chains or independent owners construct new bowling facilities in the same areas as ARC's existing centers. To date, the Company has experienced little competition for acquisition of independently owned bowling centers, but as the industry consolidates ARC could experience competition from other chains such as Brunswick Corporation (approximately 120 centers), AMF (approximately 220 centers), Bowling Corporation of America (approximately 60 centers), and Bowl America (approximately 25 centers).

The Company has access to bowling equipment from Brunswick Corporation and AMF Incorporated, several smaller manufacturers and through purchases of used equipment from other bowling centers. The Company maintains a warehouse of equipment, including lanes and automatic pinsetters for replacements and to equip new centers. The restaurant and beverage business also have multiple sources of supply. The Company has not experienced problems or interruptions as a result of inadequate supplies of any type.

ARC has approximately 1,400 employees in total. With the exception of 19 people at the Company's headquarters, the remaining employees are bowling and recreation operations employees and are based in individual bowling centers.
The Company maintains a variety of training programs and incentive compensation plans, and believes that relations with its employees are good. The Company has no organized labor agreements.

Over the past three fiscal years, revenue growth in the Company's bowling business has been attributable to acquisitions, as fifteen bowling centers were added. During the same period, revenue in comparable centers declined slightly. Late in 1995, the Company embarked upon a plan to test the concept of broadening the Company's operations from one that offers primarily bowling as family entertainment to one that offers a broader menu of recreational activities, with bowling being only one of those alternatives. Two test locations are currently underway and expected to be in operation by the second quarter of 1996.

Ten lanes of a 60-lane center in San Jose, California are being converted to space that contains children's soft-play, redemption games and branded food operations. These activities are targeted to families with young children. Secondly, a 49,000 square foot family entertainment center in Addison, Texas is under construction. This facility will feature branded food operations, high tech electronic games including virtual reality and laser activities, billiards, darts, and other recreational attractions, all designed to attract young adult customers. Both concepts are designed to create a broader base of entertainment attractions that will increase the frequency and revenue per customer per visit. Future expansion of these concepts will be based on the results of these two tests.

The Company is also engaged on a continuous basis in discussion regarding the possibility of acquiring additional bowling centers, both within and outside of its current operating areas. However, the Company is more focused on the Midwest and Southern states where land and building prices tend to be more favorable and regional economies tend to be stronger. A majority of the over 7,000 bowling centers in the United States are independently owned and the Company believes that many of these independent owners and operators may now have an interest in selling their centers. The Company's strategy is to acquire centers when it believes that a center's operations can be improved by instituting professional management, staff training and controls, by aggressive marketing, facilities remodeling and updating, and by introduction of the family entertainment concept.

Information regarding the Company's significant acquisitions and dispositions is set forth in Part II, Item 8, through incorporation by reference to the 1995 Annual Report to Shareholders, Note 3 to financial statements.

GENERAL DEVELOPMENT OF BUSINESS - DIRECT MARKETING. Prior to the first quarter of fiscal 1996, the Company operated in two business segments: bowling and direct marketing. On August 4, 1995, the Company sold its 62.5 percent interest in The Right Start, Inc., a catalog company and retailer of infants' and children's products that comprised the operations of the direct marketing segment. The sale price for the 3,937,000 shares was $11,811,000 cash plus an option to repurchase 400,000 shares of Right Start's common stock at an exercise price ranging from $3.30 to $6.00 over a seven year period.

Information regarding the Company's sale of its interest in The Right Start, Inc. is set forth in Part II, Item 8, through incorporation by reference to the 1995 Annual Report to Shareholders, Note 2 to the financial statements.

(b)  Not applicable to Registrant.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.  Included in (a) above.

(d)  Not applicable to Registrant

ITEM 2.  PROPERTIES.

Facilities. The following table on pages 8 through 11 sets forth the name and address of each bowling center, the number of lanes that it contains and whether the building in which the center is located is leased or owned. With one exception, the Company owns all of the equipment at each center. Leases on the centers, giving the effect of option renewal periods, expire as follows: one in 1999; six from 2000 through 2009; five from 2010 through 2019; and one from 2020 through 2029. The leases provide for minimum and percentage rentals and, in a majority of cases, for the payment of property taxes and insurance by the lessee. With a single exception, the Company's leases with unaffiliated parties do not provide for cost of living adjustments in the lease payments.

                                     Number      Status of
Name and Address                    of Lanes      Property

SAN FRANCISCO BAY AREA

Mel's Southshore Bowl                      40   Owned
 300 Park Street
 Alameda, California
Mission Lanes                              40   Owned
 1287 South Park Victoria
 Milpitas, California
Pinole Valley Lanes                        40   Leased
 1580 Pinole Valley Road
 Pinole, California
19th Avenue Bowl                           32   Leased
 1830 South Delaware
 San Mateo, California
Mowry Lanes                                40   Owned
 585 Mowry Avenue
 Fremont, California
Mel's Redwood Bowl                         40   Owned(2)
 2580 El Camino Real
 Redwood City, California
Valle Vista Bowl                           42   Leased
 3345 Sonoma Boulevard
 Vallejo, California

SAN JOSE

Oakridge Lanes                             60   Leased
 5420 Thornwood Drive
 San Jose, California
Fiesta Lanes                               40   Leased
 1523 West San Carlos
 San Jose, California
Saratoga Lanes                             32   Leased
 1585 Saratoga Avenue
 San Jose, California

SACRAMENTO/SAN JOAQUIN VALLEY

Mardi Gras Lanes                           50   Leased
 4800 Madison Avenue
 Sacramento, California

                                     Number    Status of
Name and Address                    of Lanes    Property
Alpine Valley Bowl                         40   Owned
 2326 Florin Road
 Sacramento, California
Birdcage Bowl                              40   Leased
 6149 Sunrise Boulevard
 Citrus Heights, California
Rocklin Bowl                               40   Owned
 2325 Sierra Meadow Drive
 Rocklin, California
Land Park Bowl                             32   Owned
 5850 Freeport Boulevard
 Sacramento, California
Visalia Lanes                              40   Owned
 1740 West Caldwell Avenue
 Visalia, California
Rodeo Lanes                                40   Leased
 140 Shaw Avenue
 Clovis, California
Sunnyside Lanes                            36   Leased
 5693 East Kings Canyon Road
 Fresno, California

SOUTHERN CALIFORNIA

Cerritos Lanes                             40   Leased
 18811 Carmenita Road
 Cerritos, California
Friendly Hills Lanes                       32   Owned
 15545 East Whittier Boulevard
 Whittier, California
Forest Lanes                               40   Leased
 22771 Centre Drive
 Lake Forest, California

DALLAS, TEXAS

Triangle Bowl - Lewisville                 32   Owned(1)
 1398 West Main Street
 Lewisville, Texas

                                         Number     Status of
Name and Address                        of Lanes     Property

Triangle Bowl - Richardson                    40   Owned(1)
     2101 North Central Expressway
     Richardson, Texas
Triangle Bowl - Irving                        48   Owned(1)
     1717 North Beltline Road
     Irving, Texas
Triangle Bowl - Desoto                        40   Owned(1)
     121 Northgate Drive
     Desoto, Texas
Triangle Bowl - Arlington                     48   Owned(1)
     1801 East Lamar Boulevard
     Arlington, Texas
Triangle Bowl  - Midland Park                 32   Owned
     5320 West Loop 250 North
     Midland, Texas

HOUSTON, TEXAS

Triangle Bowl -Houston                        28   Owned(1)
     650 West Crosstimbers
     Houston, Texas

OWENSBORO, KENTUCKY

Bowlodrome                                    24   Owned(1)
     600 East 14th Street
     Owensboro, Kentucky

OKLAHOMA

Sunny Lanes                                   24   Owned(1)
     4330 South East 15th Street
     Del City, Oklahoma
Windsor Lanes                                 40   Owned(1)
     4600 North West 23rd Street
     Oklahoma City, Oklahoma
Moore Bowl                                    40   Owned(1)
     420 South West 6th Street
     Moore, Oklahoma

                                        Number     Status of
Name and Address                        of Lanes   Property

KANSAS CITY, MISSOURI

Capital Lanes                                 24   Owned(1)
     11611 Hickman Mill Road
     Kansas City, Missouri

MILWAUKEE, WISCONSIN

Bowlero Bowl                                  72   Owned(1)
     11737 West Burleigh
     Wauwatosa, Wisconsin
West Allis Bowl                               48   Owned(1)
     10901 West Lapham
     West Allis, Wisconsin
West Bowl                                     48   Owned(1)
     7505 West Oklahoma
     Milwaukee, Wisconsin
South Park Bowl                               40   Owned(1)
     305 North Chicago
     South Milwaukee, Wisconsin
Waukesha Bowl                                 48   Owned(1)
     901 Northview Road
     Waukesha, Wisconsin
Regency Lanes                                 60   Owned(1)
     6014 North 76th Street
     Milwaukee, Wisconsin

(1) Owned by joint ventures in which the Company has an 85 percent interest.
(2) Building is owned, land is leased.

REAL ESTATE

The following table sets forth certain information about the real estate owned or partially owned by the Company or in partnership with others as of August 14, 1995.

                                                                      COMPANY OWNED REAL ESTATE
                                                                                               FISCAL
                                                   SIZE OF LAND   BUILDING IN     % OWNED       YEAR
BOWLING PROPERTIES              LOCATION             IN ACRES     SQUARE FEET     BY ARC      ACQUIRED      CURRENT USE
-----------------------------   ----------------   ------------   -----------     -------    ----------    ----------------
Mowry Lanes                     Fremont, CA            2.30        35,000           100          1987      Bowling Center
Land Park Bowl                  Sacramento, CA         2.53        30,000           100          1987      Bowling Center
Mel's Southshore Bowl           Alameda, CA            2.10        40,000           100          1986      Bowling Center
Lucky Lanes                     San Pablo, CA          3.40        61,000           100          1984      Bowling Center
Alpine Valley Lanes             Sacramento, CA         4.00        40,000           100          1985      Bowling Center
Rocklin Bowl                    Rocklin, CA            2.85        36,000           100          1986      Bowling Center
Visalia Lanes                   Visalia, CA            3.00        33,000           100          1983      Bowling Center
Mission Lanes                   Milpitas, CA           3.07        33,000           100          1978      Bowling Center
Friendly Hills Lanes            Whittier, CA           2.75        34,000           100          1972      Bowling Center
Mel's Redwood Bowl              Redwood City, CA       0.00        40,000           100          1993      Bowling Center
Triangle Bowl - Houston         Houston, TX            2.33        28,000            85(5)       1982      Bowling Center
Triangle Bowl - Lewisville (2)  Lewisville, TX         2.80        30,000            85(5)       1986      Bowling Center
Triangle Bowl - Richardson      Richardson, TX         3.22        38,000            85(5)       1988      Bowling Center
Triangle Bowl - Irving          Irving, TX             4.04        60,000            85(5)       1988      Bowling Center
Triangle Bowl - Desoto          Desoto, TX             4.00        38,000            85(5)       1991      Bowling Center
Triangle Bowl - Arlington       Arlington, TX          4.28        44,000            85(5)       1993      Bowling Center
Triangle Bowl - Midland         Midland, TX            4.21        38,000           100          1995      Bowling Center
Fun Fest                        Addison, TX            4.29                          85(5)       1995      Construction in progress
Bowlodrome                      Owensboro, KY          0.83        24,000            85(6)       1993      Bowling Center
Capital Lanes                   Kansas City, MO        4.00        26,000           100          1994      Bowling Center
Sunny Lanes                     Del City, OK           3.50        22,000            85(6)       1993      Bowling Center
Windsor Lanes                   Oklahoma City, OK      4.14        40,000            85(6)       1994      Bowling Center
Moore Bowl                      Moore, OK              3.00        38,000            85(6)       1994      Bowling Center
Bowlero Bowl                    Wauwatosa, WI          9.00        71,000            85(6)       1995      Bowling Center
West Allis Bowl                 West Allis, WI         4.00        45,000            85(6)       1995      Bowling Center
West  Bowl                      Milwaukee, WI          1.00        41,500            85(6)       1995      Bowling Center
South Park Bowl                 S. Milwaukee, WI       4.00        40,000            85(6)       1995      Bowling Center
Waukesha Bowl                   Waukesha, WI           5.00        50,000            85(6)       1995      Bowling Center
Regency Lanes                   Milwaukee, WI          6.25        90,000            85(6)       1995      Bowling Center
                                                      -----     ---------
  Total Bowling                                       99.89     1,145,500
                                                      -----     ---------

NON-BOWL REAL ESTATE
--------------------

Visalia (Land - Retail site)    Visalia, CA            1.34                         100          1983      Vacant lot
Rocklin (Land - Retail site)    Rocklin, CA            2.30                          87.5(4)     1982      Vacant lot
Union Square Lanes (1)          Union City, CA         3.00        33,000            70  (3)     1987      Closed bowling center
Union City (Commercial) (1)     Union City, CA         3.00        40,000            70  (3)     1978      Automotive center
Livermore (Warehouse)           Livermore, CA          1.00        20,000            50  (3)     1979      Current warehouse
Madison Avenue (Office)         Sacramento, CA         0.00         6,000           100          1987      Office building
Raley Boulevard (Land -
 Warehouse site)                Sacramento, CA         3.57                         100          1985      Vacant lot
Broadway Grand (Land -
 Office site)                   Oakland, CA            1.13                          60(3)       1978      Parking lot
Commercial - Restaurant (2)     Lewisville, TX         0.68         4,000           100          1986      Restaurant
Sun Center (Office) (7)         Rancho Cordova, CA     2.40        37,000           100          1990      Office building
                                                      -----     ---------
  Total Non-Bowling                                   18.42       140,000
                                                      -----     ---------

1.    These properties are on adjoining parcels of land in Union City, CA.
2.    These properties are on adjoining parcels of land in Lewisville, TX.
3. Partnership with Bernal Investments, Inc., a Northern California real estate contractor and not an affiliate with the Company.
4. Partnership with Fong, Eatough and Borges, a Northern California architecture and planning firm and not an affiliate with the Company.
5.    Joint Venture with Neil Hupfauer.
6.    Joint Venture with William Kratzenberg.
7. The Company's headquarters occupies approximately 20% of the rentable office space. The rest is leased or available for lease to tenants.

ITEM 3.  LEGAL PROCEEDINGS.

Registrant is normally engaged in a number of cases of ordinary and routine litigation incidental to its business, substantially all of which actions involve personal injuries, minor wage disputes, or workers' compensation claims, and occasional landlord-tenant disputes. Substantially all of the claims under such routine litigation are covered by insurance or adequate reserves, and most such cases are being defended by an insurance carrier at no direct cost to Registrant.

Registrant is not engaged in any significant litigation, nor is it aware of any significant claims or threatened litigation as of August 14, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS.

(a), (b) and (c) - On August 14, 1995 the average price for a share of the Registrant's Common Stock was $6.44. At August 14, 1995, there were approximately 4,700 holders of record of the Registrant's Common Stock.

The following table sets forth (i) the quarterly range of high and low bid prices per share of the Registrant's Common Stock in the over-the-counter market, as reported by NASDAQ (National Association of Securities Dealers' Automated Quotation System), and (ii) the quarterly cash dividends per share declared by the Registrant on its Common Stock.

                                           Cash
Fiscal Quarters:       High     Low     Dividends
-------------------   ------   ------   ---------

1995:
  First Quarter       $ 7.00   $6.375      $ .060
  Second Quarter      $ 7.00   $5.875      $ .060
  Third Quarter       $ 6.50   $ 4.50      $ .060
  Fourth Quarter      $7.625   $6.125      $.0625

1994:
  First Quarter       $ 7.75   $ 6.00      $ .055
  Second Quarter      $ 7.75   $ 5.75      $ .055
  Third Quarter       $ 6.50   $5.625      $ .055
  Fourth Quarter      $ 7.00   $6.125      $ .060


ITEM 6.  SELECTED FINANCIAL DATA.

Incorporated by reference to 1995 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Incorporated by reference to 1995 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements together with the report thereon of Price Waterhouse dated August 4, 1995, appearing in the American Recreation Centers, Inc. 1995 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT.

Incorporated by reference to Definitive Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference to Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to Definitive Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements

The financial statements of the Company as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference to the following pages of the 1995 Annual Report to Shareholders:

                                                                     Page in
                                                                      Annual
                                                                     Report**
                                                                     --------

        Report of Independent Accountants                               14

        Consolidated Balance Sheet at
        May 31, 1995 and May 25, 1994                                    6

        Consolidated Statement of Income
        and Retained Earnings for the
        three years ended May 31, 1995                                   7

        Consolidated Statement of Cash Flows
        for the three years ended May 31, 1995                           8

        Notes to Consolidated Financial Statements                    9-13

(a)(2)  Financial Statement Schedules

        Report of Independent Accountants
        on Financial Statement Schedule
        for the three years ended May 31, 1995                          18

        II --  Valuation Reserves                                       19

(a)(3) Financial Statements of the American Recreations Centers, Inc. Employee Stock Ownership Plan for the year ended May 31, 1995 to be filed by amendment.

** Incorporated by reference from the indicated pages of the 1995 Annual Report to Shareholders.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(4)  Listing of Exhibits

The following exhibits of the Company are included or incorporated herein. (Note: The numbers preceding the exhibits correspond to the specific number within Item 601 of Regulation S-K.)

Exhibit
Number
-------

10.1 Contract for investment banking services between the Company and Allen & Company Incorporated, dated March 30, 1995.

10.2   Executive Severance Agreement between the Company and Robert
       A. Crist, dated April 1, 1995.

10.3   Executive Severance Agreement between the Company and Karen
       B. Wagner, dated April 1, 1995.

10.4   Executive Severance Agreement between the Company and Susan
       K. Cook, dated April 1, 1995.

13.1   Annual Report to Shareholders for fiscal year ended May 31,
       1995.

13.2   Proxy statement to be filed in connection with the Annual
       Shareholders Meeting on September 26, 1995.

27.1   Financial Data Schedule

(b) There were no reports on Form 8-K filed during the fiscal year ended May 31, 1995. A Form 8-K dated August 4, 1995 is being filed concurrent herewith.

(c)    Not applicable.

(d)    Not applicable.

                                   SIGNATURES

Pursuant to the requirement of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        AMERICAN RECREATION CENTERS, INC.
                        (Registrant)


Dated: August 17, 1995              Robert A. Crist
                                    -----------------------------------
                                    Robert A. Crist, President and
                                    Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Robert A. Crist                                    August 17, 1995
-----------------------------------
Robert A. Crist, Principal
Executive Officer and Director,
President



Karen B. Wagner                                    August 17, 1995
-----------------------------------
Karen B. Wagner, Principal
Financial and Accounting Officer,
Vice President/Treasurer



Robert Feuchter                                    August 17, 1995
-----------------------------------
Robert Feuchter, Chairman of the
Board of Directors



G. Gervaise Davis III                              August 17, 1995
-----------------------------------
G. Gervaise Davis III, Vice
President/Legal and Secretary



Stephen R. Chanecka                                August 17, 1995
-----------------------------------
Stephen R. Chanecka, Director

                     Report of Independent Accountants on
                         Financial Statement Schedule

To the Board of Directors
of American Recreation Centers, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 4, 1995 appearing in the 1995 Annual Report to Shareholders of American Recreation Centers, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statements Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


Price Waterhouse LLP
--------------------
Sacramento, California
August 4, 1995

                                                                     SCHEDULE II

                       AMERICAN RECREATION CENTERS, INC.

                         AND CONSOLIDATED SUBSIDIARIES

                              VALUATION RESERVES

                                                                       Additions charged to
                                                               ------------------------------------------
                                               Balance at                                                    Balance at
                                               beginning       Costs and       Other                             end
                                               of period       expenses       accounts       Deductions       of period
                                               ----------      ---------     ----------     ------------    ------------
Fifty-three weeks ended:
------------------------

May 31, 1995
------------

Allowance for doubtful accounts                   96,000                                        (80,000)         16,000
                                               =========        =======       =======        ==========       =========
Property held for sale                         3,077,000                                     (3,077,000)              0
                                               =========        =======       =======        ==========       =========


Fifty-two weeks ended:
----------------------

May 25, 1994
------------

Allowance for doubtful accounts                  101,000                                         (5,000)         96,000
                                               =========        =======       =======        ==========       =========
Property held for sale                         5,644,000        397,000                      (2,964,000)      3,077,000
                                               =========        =======       =======        ==========       =========


Fifty-two weeks ended:
----------------------

May 26, 1993
------------

Allowance for doubtful accounts                   10,000         91,000                                         101,000
                                               =========        =======       =======        ==========       =========
Property held for sale                         5,124,000        296,000       224,000                         5,644,000
                                               =========        =======       =======        ==========       =========