Form 10-Q
period 1995-08-30
AMERICAN RECREATION CENTERS INC
filed 1995-10-13
CIK 5719

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                       ---------------------------------

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                          FOR THE THIRTEEN WEEK PERIOD
                          ----------------------------
                             ENDED AUGUST 30, 1995
                             ---------------------


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

       Capital Stock Outstanding as of August 30, 1995 - 5,055,592 shares

                       AMERICAN RECREATION CENTERS, INC.

                               INDEX TO FORM 10-Q
                          FOR THE THIRTEEN WEEK PERIOD
                             ENDED AUGUST 30, 1995


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (all of which are unaudited)


         Condensed Consolidated Balance Sheet                        3
         Consolidated Statement of Income and Retained Earnings      4
         Condensed Consolidated Statement of Cash Flows              5

         Notes To Condensed Consolidated Financial Statements      6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       8-9


                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders        10


Item 6.  Exhibits and Reports on Form 8-K

         Form 8-K, dated August 4, 1995, is herein incorporated by reference


SIGNATURES                                                          11

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                     August 30,    May 31,
                                                        1995        1995
                                                     (Unaudited)  (Audited)
                                                     -----------  ---------
     ASSETS
     ------
Current assets:
 Cash and equivalents                                  $ 11,433   $  4,508
 Other current assets                                     2,175      2,294
 Net investment in discontinued operations                   --      6,683
                                                       --------   --------
   Total current assets                                  13,608     13,485
                                                       --------   --------

Property, equipment and leaseholds, at cost
 Land and buildings                                      40,486     40,466
 Machinery and equipment                                 35,648     34,922
 Leaseholds and leasehold improvements                    7,331      7,201
 Construction in progress                                 1,700        892
                                                       --------   --------
                                                         85,165     83,481
 Less - accumulated depreciation and amortization       (26,835)   (26,018)
                                                       --------   --------
                                                         58,330     57,463
                                                       --------   --------

Property held for sale                                    2,545      2,545
Notes receivable                                          2,259      2,267
Other assets                                              1,092      1,165
                                                       --------   --------
                                                       $ 77,834   $ 76,925
                                                       ========   ========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
 Accounts payable and accrued expenses                 $  6,197   $  5,593
 Income taxes payable                                     3,421      2,311
 Current maturities of long-term debt                     1,643      1,638
                                                       --------   --------
   Total current liabilities                             11,261      9,542
                                                       --------   --------

Long-term debt and capital leases                        26,673     28,747
                                                       --------   --------
Deferred taxes and other liabilities                      7,233      7,233
                                                       --------   --------
Minority interests in consolidated partnerships           1,653      1,732
                                                       --------   --------

Shareholders' equity
 Common stock:
   Authorized - 21,484,375 shares
   Issued and outstanding - 1995 and 1994,
    5,055,592 and 5,013,532 shares                       12,781     12,773
 Preferred stock:
   Authorized - 5,000,000 shares
   Issued and outstanding - none                             --         --
 Retained earnings                                       18,233     16,898
                                                       --------   --------
   Total shareholders' equity                            31,014     29,671
                                                       --------   --------
Commitments and contingencies
                                                       $ 77,834   $ 76,925
                                                       ========   ========

See accompanying notes to condensed consolidated financial statements.

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                    (in thousands except per share amounts)
                                  (Unaudited)

                                                        Thirteen Weeks Ended
                                                      ------------------------
                                                      August 30,   August 24,
                                                         1995         1994
                                                      -----------  -----------
Operating revenue:
  Bowling                                                $ 8,571      $ 8,022
  Other                                                      254          288
                                                         -------      -------
                                                           8,825        8,310
                                                         -------      -------
Operating, general and administrative expense:
  Bowling                                                  8,945        8,236
  Other                                                      170          161
  Corporate                                                  242          249
                                                         -------      -------
                                                           9,357        8,646
                                                         -------      -------
Operating income (loss):
  Bowling                                                   (374)        (214)
  Other                                                       84          127
  Corporate                                                 (242)        (249)
                                                         -------      -------

Operating loss                                              (532)        (336)
                                                         -------      -------

Interest expense                                            (749)        (669)
Interest and other income                                    126           58
Gain on property transactions                                 --        1,939
                                                         -------      -------

Income (Loss) before provision for income
 taxes and minority interests                             (1,155)         992
(Provision for) benefit from income taxes                    422         (309)
Minority interests                                            79         (187)
                                                         -------      -------

Income (Loss) from continuing operations                    (654)         496

Discontinued operations:
  Gain from sale of investment in The Right Start,
    Inc., net of applicable income taxes of $1,568         2,251           --
  Income from operations of The Right Start, Inc.,
   net of applicable income taxes of $49 and $35              54           34
                                                         -------      -------
Net income                                                 1,651          530

Retained earnings, beginning of period                    16,898       16,494
Cash dividends ($.0625 and $.06 per share)                  (316)        (301)
                                                         -------      -------
Retained earnings,  end of period                        $18,233      $16,723
                                                         =======      =======

Earnings per share
  Continuing operations                                   ($0.13)       $0.10
  Discontinued operations                                   0.46         0.01
                                                         -------      -------
                                                           $0.33        $0.11
                                                         =======      =======

See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                         Thirteen Weeks Ended
                                                       ------------------------
                                                       August 30,   August 24,
                                                          1995         1994
                                                       -----------  -----------
Cash Flows from (used in) Operating Activities:
  Net income                                              $ 1,651      $   530
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                             908          778
    Gain on sale of The Right Start, Inc.                  (2,251)          --
    Gain on property transactions                              --       (1,939)
    Results attributed to minority interests                  (79)         187
    Income from discontinued operations                       (54)         (35)
    (Increase) Decrease in other current assets               119       (1,610)
    Increase (Decrease) in income taxes payable              (458)         591
    Increase in accounts payable and accrued expenses        (651)        (159)
                                                          -------      -------
      Net cash used in operations                           ( 815)      (1,657)
                                                          -------      -------

Cash Flows from (used in) Investing Activities:
  Expenditures for property, equipment and property
   held for development                                    (1,707)        (647)
  Proceeds from property transactions (net of
   minority interest)                                           -        3,333
  Proceeds from sale of The Right Start, Inc.              11,811            -
  Payments received on loan to ESOP                             -           54
  Other                                                        13          121
                                                          -------      -------
       Net cash from investing activities                  10,117        2,861
                                                          -------      -------

Cash Flows from (used in) Financing Activities:
  Repayment of long-term debt                              (2,879)      (3,008)
  Issuance of long-term debt                                  810            -
  Dividends to shareholders                                  (316)        (301)
  Issuance of common stock, net                                 8           47
                                                          -------      -------
      Net cash used in financing activities                (2,377)      (3,262)
                                                          -------      -------

Net increase (decrease) in cash and equivalents             6,925       (2,058)
Cash and equivalents at beginning of period                 4,508        3,513
                                                          -------      -------
Cash and equivalents at end of period                     $11,433      $ 1,455
                                                          =======      =======


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

 There have been no changes in the Company's significant accounting policies as set forth in the Company's annual report. These unaudited financial statements as of August 30, 1995 and for the three month periods ended August 30, 1995 and August 24, 1994 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

 Reflecting the sale of The Right Start, Inc. on August 4, 1995, its revenues and expenses are no longer consolidated in ARC's operating income and expenses. Right Start's profit or loss is now shown as "Discontinued Operations" in ARC's statement of income. Prior year statements have been restated to reflect this change.

 NOTE 2 - Long-term Debt:
 -----------------------

 Long-term debt is comprised of the following (in thousands):

                                       August 30,  May 31,
                                          1995      1995
                                       ----------  -------
Long-term notes:
  Secured notes payable in monthly
    installments with a weighted
    average interest rate of 9.36%
    at August 30, 1995                    $27,543  $29,554

   Other                                      773      831
                                          -------  -------
                                           28,316   30,385
   Less-amounts due within one year         1,643    1,638
                                          -------  -------
                                          $26,673  $28,747
                                          =======  =======

 NOTE 3 - Operations:
 -------------------

 The results of operations for this thirteen week period is not necessarily indicative of the results to be expected for the entire year. Bowling is highly seasonal with revenues during the first quarter normally not exceeding 20% to 22% of those for a full year.

 NOTE 4 - Earnings Per Share of Common Stock:
 -------------------------------------------

 Earnings per share is computed on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include the Company's stock options. The weighted average number of common shares and common stock equivalents outstanding were 5,054,924 and 5,003,741 for the thirteen week periods ended August 30, 1995 and August 24, 1994.

 NOTE 5 - Acquisitions and Dispositions:
 --------------------------------------

 In July 1994, the Company's 90 percent-owned partnership sold its Budget Mini-Storage facility in Milpitas, California for $3,600,000. Proceeds were used to retire $2,500,000 in long-term debt and to acquire bowling centers in Milwaukee, Wisconsin. The Company recorded an after-tax gain of approximately $1,000,000, or $.22 per share.

 On September 16, 1994, the Company's 85 percent-owned joint venture, American Red Carpet, completed the acquisition of substantially all of the Red Carpet bowling chain in Milwaukee, Wisconsin. The $8,000,000 purchase price included the land, building and equipment of six bowling centers totaling 316 lanes.

 The sale of the Budget Mini-Storage and the acquisition of the Milwaukee centers was accounted for as a like-kind exchange for income tax purposes.

 NOTE 6 - Gain on Sale of Right Start, Inc.:
 ------------------------------------------

 On August 4, 1995, the Company sold its 62.5 percent ownership in The Right Start, Inc. for $11,811,000 in cash and recorded a $2,251,000 after-tax gain, equal to $.45 per share, in the first quarter of fiscal 1996. Also, the Company received an option to reacquire up to 400,000 shares of Right Start common stock at exercise prices ranging from $3.30 to $6.00 over a seven year period. In connection with the transaction, the Company has agreed to reimburse Right Start up to $680,000 should it be unable to sustain ordinary loss treatment for its deferred loss tax carry-forward and it have sufficient taxable income in or before its fiscal year 2000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Results of Continuing Operations
 --------------------------------

 Revenue for the first quarter of fiscal 1996 increased 6% from $8.3 million to $8.8 million while income (loss) from continuing operations declined from $496,000, or $.10 per share last year to a net loss of ($654,000) or ($.13) per share this year. However, last year's results included an after-tax gain on property transactions of $1.9 million, or $.21 per share.

 First quarter bowling revenue increased 7% from $8.0 million to $8.6 million due to the acquisition in the second quarter of last year of six centers in Milwaukee, Wisconsin. Revenue for comparable centers was off almost 1%. Revenue from bowling lineage, which comprises approximately 53% of total revenue was off 10% for the quarter as a combination of a 13% volume decline was partially offset by a 3% increase in the average price per game. Revenue from all other ancillary sources which includes beverage, food, vending, billiards, video games, darts and other recreational activities advanced an aggregate 9%. This increase was due the expansion of these non-bowling activities, particularly vending, billiards and darts, to provide a wider variety of entertainment attractions.

 The first quarter operating loss for bowling widened from a $214,000 loss last year to a $374,000 loss this year, again due to the acquisition of the six Milwaukee centers. We anticipate the results for these centers in the second quarter and beyond should more than offset the first quarter losses they contributed this year. Operating results for comparable centers improved $170,000 over last year due to improved cost controls, particularly in staffing costs.

 Late in 1995, the Company embarked upon a plan to test the concept of broadening the Company's operations from one that offers primarily bowling as family entertainment into one that offers a broader menu of recreation options, with bowling being only one alternative. Two test locations are currently underway and expected to be in operation by the end of the second quarter of 1996. Ten bowling lanes of a 60-lane center in San Jose, California are being converted to space that provides for other forms of entertainment and expanded food and beverage operations targeted primarily to families with young children. Secondly, a 49,000 square foot family entertainment center in Addison, Texas is under construction. This facility will blend bowling with other recreation formats designed to attract young adult customers. Both concepts are designed to create a broader base of entertainment revenue in our facilities. Future expansion of these concepts will be based on the results of these two tests.

 Results of Discontinued Operations
 ----------------------------------

 Discontinued operations includes the gain on sale of the Company's investment in The

 Right Start, Inc. on August 4, 1995 and the Company's share of that entity's operations through the date of sale. The purchase price for the 3,937,000 shares was $11,811,000 cash plus an option to reacquire up to 400,000 shares of Right Start's common stock at exercise prices ranging from $3.30 to $6.00 over a seven year period.

 Corporate and Other
 -------------------

 Other operating activities include the Company's non-bowling real estate activities. The decline in the first quarter revenue for other activities and for operating income from other activities was due to the sale of the Budget Mini-Storage in Milpitas, California (see Gain on Property Transactions below).

 Corporate expense includes the costs of the corporate office and staff, shareholder relations, directors' fees, professional and consulting fees, and other costs not allocable to bowling. First quarter corporate expenses were down 3% over last year.

 Gain on Property Transactions
 -----------------------------

 During the first quarter of last year, the Company's 90% owned partnership sold its Budget Mini-Storage facility in Milpitas, California for $3,600,000. Proceeds were used to retire $2,500,000 in long-term debt and to acquire the six Red Carpet bowling centers in Milwaukee, Wisconsin.

 Liquidity and Capital Resources
 -------------------------------

 At August 30, 1995, the Company had $10,100,000 available under an unused bank commitment. Advances can be used to acquire, construct or refurbish bowling centers or to acquire other compatible recreation businesses and would bear interest at the prime rate plus .75%. An 85% owned joint venture has $2,700,000 available under a separate bank commitment that can be used for the acquisition of bowling centers. Advances under this facility would bear interest at the prime rate plus 1%.

 The Company also maintains various line-of-credit arrangements to augment seasonal shortfalls in working capital. At August 30, 1995 and August 24, 1994, there were no borrowings outstanding under the Company's $2,000,000 line-of-credit. Advances under this line would bear interest at the prime rate plus .5%. There was $415,000 and $445,000 outstanding at August 30, 1995 and August 24, 1994 under a $1,000,000 line-of-credit which is designated for use by one of the Company's wholly-owned subsidiaries. This line bears interest at the prime rate plus 1%. The line was repaid in full subsequent to August 30, 1995.

 The Company has paid quarterly cash dividends for over 27 consecutive years. The first quarter dividend of $.0625 per share represents a 4% increase over last year when the quarterly dividend was $.06 per share.

                                PART II


Item 4.  Submission of Matters to a Vote of Security Holders

On September 26, 1995 the Company held its annual meeting of shareholders. The shareholders voted upon the following matters: (1) the election of directors: the number of directors who stood for re-election was reduced from seven to five, which comprises the entire Board of Directors; and (2) the ratification of the appointment of Price Waterhouse as independent auditors for the fiscal year ended May 31, 1995.

Each matter was approved.  The results of the vote were as follows:

(1)  Board of Directors:

                                          WITHHOLD
                                   FOR    AUTHORITY
                                   ---    ---------
     Stewart Bloom              4,165,730   32,384
     Stephen R. Chanecka        4,165,850   32,264
     Robert A. Crist            4,158,023   40,091
     Robert Feuchter            4,170,938   27,176
     Stanley B. Schneider       4,169,260   28,854

(2)  Ratification of Price Waterhouse as auditors for fiscal year 1995:


                                           WITHHOLD
                                   FOR     AUTHORITY
                                   ---     ---------

                                4,155,904    42,210

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERICAN RECREATION CENTERS, INC.



 Date     10-13-95                    Robert A. Crist
     --------------------             -----------------------------------------
                                      Robert A. Crist, President



 Date     10-13-95                    Karen B. Wagner
     --------------------             -----------------------------------------
                                      Karen B. Wagner, Vice President/Treasurer

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                    =======================================

                                    FORM 8-K

                                 CURRENT REPORT

                    =======================================



     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


 Date of Report (Date of earliest event reported):         August 4, 1995


                       AMERICAN RECREATION CENTERS, INC.
               (Exact name of Registrant as specified in charter)


         California                0-2849                     94-1441151
(State of other jurisdiction     (Commission             (I.R.S. Employer
       of incorporation)         File Number)             Identification No.)


 11171 Sun Center Drive, Suite 120, Rancho Cordova, CA             95741
          (Address of principal executive offices)               (Zip code)



 Registrant's telephone number, including area code:          (916) 852-8005


                                 Not Applicable
         (Former name or former address, if changed, since last report)

Item 2.   Acquisition of Disposition of Assets

      On August 4, 1995, the Registrant sold 3,937,000 shares of Common Stock of The Right Start, Inc. to Kayne, Anderson Investment Management and affiliated partnerships and persons (collectively, the "Purchasers") pursuant to a Stock Purchase Agreement dated August 3, 1995 among the Registrant and the Purchasers (the "Stock Purchase Agreement"), at a purchase price of $3.00 per share, for an aggregate cash purchase price of $11,811,000. A copy of the Stock Purchase Agreement is attached hereto as Exhibit 2.1 and incorporated by reference. Pursuant to the Stock Purchase Agreement, the Registrant acquired options to purchase up to 400,000 shares of Common Stock of The Right Start, Inc. from the Purchasers pursuant to Option Certificates substantially in the form attached hereto as Exhibit 4.1 and incorporated by reference.


 Item 7.  Financial Statements, Pro Forma Financial Information and Exhibits

          (b) Pro Forma Financial Information.

              Pro Forma Financial Information is not included. As a result of the sale of The Right Start, Inc. Common Stock, the Company's investment in the stock, and the results of operations of The Right Start, Inc. have been fully reflected as discontinued operations in the historical financial statements filed in the Registrant's May 31, 1995 Form 10-K.

          (c) Exhibits.


          Exhibit Number

              2.1 Stock Purchase Agreement, dated August 3, 1995 between the Registrant and Kayne, Anderson Investment Management and certain of its affiliates.

              4.1 Form of Option Certificate for options granted to the Registrant by the Purchasers for the purchase by the Registrant of an aggregate of 400,000 shares of Common Stock of The Right Start, Inc.

              10.5 Contract, dated December 20, 1994 for financial advisory services relative to The Right Start, Inc. between the Company and Cruttenden & Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         AMERICAN RECREATION CENTERS, INC.



 Date:  August 4, 1995                   By:  Robert A. Crist
                                              ---------------------------------
                                              Robert A. Crist, President

                                 EXHIBIT INDEX



   The following exhibit is attached hereto and incorporated by reference:


 Exhibit
 Number

 2.1 Stock Purchase Agreement, dated August 3, 1995 between the Registrant and Kayne, Anderson Investment Management and certain of its affiliates.

 4.1 Form of Option Certificate for options granted to the Registrant by the Purchasers for the purchase by the Registrant of an aggregate of 400,000 shares of Common Stock of The Right Start, Inc.

 10.5 Contract, dated December 20, 1994 for financial advisory services relative to The Right Start, Inc. between the Company and Cruttenden & Company.