Form 10-K/A
period 1995-05-31
AMERICAN RECREATION CENTERS INC
filed 1995-11-29
CIK 5719

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

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

                                                                  Page in
                                                                   Annual
                                                                  Report**
                                                                  --------

        Report of Independent Accountants*                              14

        Consolidated Balance Sheet at
        May 31, 1995 and May 25, 1994*                                   6

        Consolidated Statement of Income
        and Retained Earnings for the
        three years ended May 31, 1995*                                  7

        Consolidated Statement of Cash Flows
        for the three years ended May 31, 1995*                          8

        Notes to Consolidated Financial Statements*                   9-13

(a)(2)  Financial Statement Schedules

        Report of Independent Accountants
        on Financial Statement Schedule
        for the three years ended May 31, 1995*                         18

        II    -  Valuation Reserves*                                    19

(a)(3) Financial Statements of the American Recreation Centers, Inc. Employee Stock Ownership Plan for the year ended May 31, 1995.

 * Filed previously.
** Incorporated by reference from the indicated pages of the 1995 Annual Report to Shareholders.

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

                                    AMERICAN RECREATION CENTERS, INC.
                                    (Registrant)


Dated: November 28, 1995            Robert A. Crist
                                    ---------------------------------------
                                    Robert A. Crist, President and
                                    Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Robert A. Crist                            November 28, 1995
-----------------------------------
Robert A. Crist, Principal
Executive Officer and Director,
President


Karen B. Wagner                            November 28, 1995
-----------------------------------
Karen B. Wagner, Principal
Financial and Accounting Officer,
Vice President/Treasurer


Robert Feuchter                            November 28, 1995
-----------------------------------
Robert Feuchter, Chairman of the
Board of Directors


G. Gervaise Davis III                      November 28, 1995
-----------------------------------
G. Gervaise Davis III, Vice
President/Legal and Secretary


Stephen R. Chanecka                        November 28, 1995
-----------------------------------
Stephen R. Chanecka, Director