Form 10-Q
period 1995-11-29
AMERICAN RECREATION CENTERS INC
filed 1996-01-12
CIK 5719

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

--------------------------------------------------------------------------------

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS
                  --------------------------------------------
                            ENDED NOVEMBER 29, 1995
                            -----------------------


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

      Capital Stock Outstanding as of November 29, 1995 - 5,047,619 shares

                       AMERICAN RECREATION CENTERS, INC.

                               INDEX TO FORM 10-Q
                  FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS
                            ENDED NOVEMBER 29, 1995


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (all of which are unaudited)

Condensed Consolidated Balance Sheet                      3
Condensed Consolidated Statement of
Income and Retained Earnings                              4
Condensed Consolidated Statement of Cash Flows            5

Notes To Condensed Consolidated Financial Statements    6-7

Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                8-10


                          PART II - OTHER INFORMATION

                                 NOT APPLICABLE


SIGNATURES                                               11


                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                     November 29,    May 31,
                                                         1995         1995
                                                      (Unaudited)   (Audited)
                                                     -------------  ---------
     ASSETS
---------------------------------------------------
Current assets:
 Cash and equivalents                                    $  7,601   $  4,508
 Net investment in discontinued operations                     --      6,683
 Other current assets                                       2,218      2,294
                                                         --------   --------
   Total current assets                                     9,819     13,485
                                                         --------   --------

Property, equipment and leaseholds, at cost
 Land and buildings                                        40,522     40,466
 Machinery and equipment                                   35,628     34,922
 Leaseholds and leasehold improvements                      7,458      7,201
 Construction in progress                                   3,679        892
                                                         --------   --------
                                                           87,287     83,481
 Less - accumulated depreciation and amortization         (27,713)   (26,108)
                                                         --------   --------
                                                           59,574     57,463
                                                         --------   --------

Property held for sale                                      2,545      2,545
Notes receivable                                            2,269      2,267
Other assets                                                1,069      1,165
                                                         --------   --------
                                                         $ 75,276   $ 76,925
                                                         ========   ========
  LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------
Current liabilities:
 Accounts payable and accrued expenses                   $  7,569   $  7,904
 Current maturities of long-term debt                       1,723      1,638
                                                         --------   --------
   Total current liabilities                                9,292      9,542
                                                         --------   --------

Long-term debt and capital leases                          26,006     28,747
                                                         --------   --------
Deferred taxes and other liabilities                        7,233      7,233
                                                         --------   --------
Minority interests in consolidated partnerships             1,734      1,732
                                                         --------   --------

Shareholders' equity:
 Common stock:
   Authorized - 21,484,375 shares
   Issued and outstanding - 1996 and 1995,
    5,047,619 and 5,019,699 shares                         12,709     12,773
 Preferred stock:
   Authorized - 5,000,000 shares
   Issued and outstanding - none
 Retained earnings                                         18,302     16,898
                                                         --------   --------
   Total shareholders' equity                              31,011     29,671
                                                         --------   --------
                                                         $ 75,276   $ 76,925
                                                         ========   ========

See accompanying notes to condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED STATEMENT OF
                          INCOME AND RETAINED EARNINGS
                    (in thousands except per share amounts)
                                  (Unaudited)

                                        Thirteen weeks ended    Twenty-six weeks ended
                                        ---------------------  -----------------------
                                        Nov. 29,    Nov. 23,    Nov. 29,     Nov. 23,
                                          1995        1994        1995         1994
                                        ---------  ----------  ----------  -----------
Operating revenue:
  Bowling                                $11,288     $11,152     $19,859      $19,174
  Other                                      187         253         441          541
                                         -------     -------     -------      -------
                                          11,475      11,405      20,300       19,715
                                         -------     -------     -------      -------
Operating, general and
 administrative expenses:
  Bowling                                  9,939       9,542      18,884       17,778
  Other                                      122         149         292          310
  Corporate                                  274         248         516          497
                                         -------     -------     -------      -------
                                          10,335       9,939      19,692       18,585
                                         -------     -------     -------      -------
Operating income (loss):
  Bowling                                  1,349       1,617         975        1,396
  Other                                       65         104         149          231
  Corporate                                 (274)       (248)       (516)        (497)
                                         -------     -------     -------      -------
Operating income                           1,140       1,473         608        1,130
                                         -------     -------     -------      -------
Interest expense                            (626)       (749)     (1,375)      (1,418)
Interest and other income                    193          52         319          110
Gain on property
  transactions                                --          --          --        1,946
                                         -------     -------     -------      -------
Income before provision
 for income taxes and
 minority interests                          707         776        (448)       1,768
Provision for income taxes                  (243)       (260)        179         (569)
Minority interests                           (81)        (87)         (2)        (274)
                                         -------     -------     -------      -------
Income (Loss) from
  continuing operations                      383         429        (271)         925
Discontinued operations:
  Gain on sale of investment in
    The Right Start, Inc., net of
    applicable income taxes
    of $1,568                                 --          --       2,251           --
  Income (Loss) from operations
    of The Right Start, Inc., net of
    applicable income taxes of
    $49 and ($170)                            --        (897)         54         (863)
                                         -------     -------     -------      -------
Net income (loss)                        $   383       ($468)      2,034           62
                                         =======     =======
Retained earnings, beginning
 of period                                                        16,898       16,494
Cash dividends ($.13 and $.12
 per share)                                                         (630)        (602)
                                                                 -------      -------
Retained earnings, end of period                                 $18,302      $15,954
                                                                 =======      =======
Earnings (Loss) per share:
  Continuing operations                     $.08        $.08       ($.05)        $.18
  Discontinued operations                     --        (.18)        .46         (.17)
                                         -------     -------     -------      -------
                                            $.08       ($.10)       $.41         $.01
                                         =======     =======     =======      =======


                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                               Twenty-six weeks ended
                                                      ---------------------------------------
                                                           November 29,        November 23,
                                                               1995                1994
                                                         -----------------    ---------------
Cash Flows from (used in) Operating Activities:
  Net income                                                  $ 2,034               $    62
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                               1,813                 1,651
    Gain on sale of The Right Start, Inc.                      (2,251)                   --
    Gain on property transactions                                  --                (1,946)
    Results attributed to minority interests                        2                   274
    (Income) Loss from discontinued operations                    (54)                  863
    (Increase) Decrease in other current assets                    76                  (291)
    Increase (Decrease) in income taxes payable                (2,859)                1,210
    Increase in accounts payable
     and accrued expenses                                         117                 1,005
                                                              -------               -------
      Net cash from (used in) operations                       (1,122)                2,828
                                                              -------               -------

Cash Flows from (used in) Investing Activities:
  Expenditures for property, equipment
   and property held for development                           (3,829)               (9,992)
  Proceeds from property transactions                              --                 5,612
  Proceeds from sale of The Right Start, Inc.                  11,811                    --
  Payments received on loan to ESOP                                --                    54
  Other                                                            (2)                  157
                                                              -------               -------
      Net cash from (used in) investing activities              7,980                (4,169)
                                                              -------               -------

Cash Flows from (used in) Financing Activities:
  Repayment of short-term borrowings                             (415)                   --
  Repayment of long-term debt                                  (4,856)               (5,458)
  Issuance of long-term debt                                    2,200                 6,175
  Dividends to shareholders                                      (630)                 (602)
  Issuance (Retirement) of common stock, net                      (64)                   86
                                                              -------               -------
      Net cash from (used in) financing activities             (3,765)                  201
                                                              -------               -------

Net increase (decrease) in cash and equivalents                 3,093                (1,140)
Cash and equivalents at beginning of period                     4,508                 3,513
                                                              -------               -------
Cash and equivalents at end of period                         $ 7,601               $ 2,373
                                                              =======               =======

Supplementary schedule of non-cash investing and financing activities:

   Note receivable as partial payment for real
        property sold                                                               $   650
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

There have been no changes in the Company's significant accounting policies as set forth in the Company's annual report. These unaudited financial statements as of November 29, 1995 and for the thirteen and twenty-six week periods ended November 29, 1995 and November 23, 1994 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Reflecting the sale of The Right Start, Inc. on August 4, 1995, its revenues and expenses are no longer consolidated in ARC's operating income and expenses. Right Start's profit or loss is now shown as "Discontinued Operations" in ARC's statement of income. Prior year statements have been restated to reflect this change.


NOTE 2 - Long-term Debt:
-----------------------

Long-term debt is comprised of the following (in thousands):

                                       November 29,  May 31,
                                           1995       1995
                                       ------------  -------
Long-term notes:
  Secured notes payable in monthly
    installments with a weighted
    average interest rate of 9.3%
    at November 29, 1995.                   $27,014  $29,554

   Other                                        715      831
                                            -------  -------
                                             27,729   30,385
   Less-amounts due within one year           1,723    1,638
                                            -------  -------
                                            $26,006  $28,747
                                            =======  =======

 NOTE 3 - Operations:
 -------------------

 The results of operations for these thirteen and twenty-six week periods are not necessarily indicative of the results to be expected for the entire year. Bowling is highly seasonal with revenue during the first quarter normally not exceeding 18% to 22% of those for a full year. Second quarter revenue typically represents between 25% to 27% of the full year.


 NOTE 4 - Earnings Per Share of Common Stock:
 -------------------------------------------

 Earnings per share is computed on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include the Company's stock options. The weighted average number of common shares and common stock equivalents outstanding were 5,059,557 and 5,018,905 for the thirteen week periods ended November 29, 1995 and November 23, 1994; and 5,057,241 and 5,011,323 for the twenty-six week periods then ended.


 NOTE 5 - Acquisitions and Dispositions:
 --------------------------------------

 In July 1994, the Company's 90 percent-owned partnership sold its Budget Mini-Storage facility in Milpitas, California for $3,600,000. Proceeds were used to retire $2,500,000 in long-term debt and to acquire bowling centers in Milwaukee, Wisconsin. The Company recorded an after-tax gain of approximately $1,000,000, or $.21 per share.

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


 NOTE 6 - Gain on Sale of The Right Start, Inc.:
 -----------------------------------------------

 On August 4, 1995, the Company sold its 62.5 percent ownership in The Right Start, Inc. for $11,811,000 in cash and recorded a $2,251,000 after-tax gain, equal to $.45 per share, in the first quarter of fiscal 1996. Also, the Company received an option to reacquire up to 400,000 shares of The Right Start, Inc. common stock at exercise prices ranging from $3.30 to $6.00 over a seven year period. In connection with the transaction, the Company has agreed to reimburse The Right Start, Inc. up to $680,000 should it be unable to sustain ordinary loss treatment for its deferred loss tax carry-forward and it have sufficient taxable income in or before its fiscal year 2000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Results of Continuing Operations
 --------------------------------

 Operating revenue for the second quarter of fiscal 1996 rose slightly to $11.5 million from $11.4 million in the prior year. Net income from continuing operations for the quarter was $383,000, or $.08 per share compared to $429,000, also $.08 per share last year.

 Operating revenue for the six months ended November 29, 1995 increased 3% from $19.7 million to $20.3 million. Net income from continuing operations for the same period declined from $975,000, or $.18 per share in the year earlier period to a loss of $271,000, or $.05 per share. However, last year's results included a gain from the sale of a mini-warehouse totaling $1.07 million, or $.21 per share.


 Results of Discontinued Operations
 ----------------------------------

 Discontinued operations includes the gain on sale of the Company's investment in The Right Start, Inc. on August 4, 1995 and the Company's share of that entity's operations through the date of sale for fiscal 1996, and for the six months ended November 23, 1994 for fiscal 1995. The sale price for the Company's 3,937,000 shares was $11,811,000 cash plus an option to reacquire up to 400,000 shares of The Right Start's common stock at exercise prices ranging from $3.30 to $6.00 over a seven year period.


 Bowling
 -------

 Second quarter bowling revenue increased 1% from $11.2 million to $11.3 million due to the acquisition near the beginning for the second quarter last year of six centers in Milwaukee, Wisconsin. Revenue for comparable centers was down 3% as a 5% increase in revenue in our Texas centers was more than offset by a nearly 6% decline in our California centers. Revenue at the five Mid-America centers was flat. California's revenue decline is attributable to an industry-wide downturn in California where revenue at both Company-owned and competitors lag behind our non-California centers and the rest of the industry. Furthermore, unseasonably dry and mild weather in the important fall months also hurt open play and league lineage in California. Marketing activities have been intensified in California in an effort to increase bowler traffic.

 Bowling operating income for the second quarter declined 16% from $1.6 million to $1.3 million. Incremental second quarter operating profit from the acquisition of the six Milwaukee centers was not enough to offset the loss of revenue at comparable centers. The second quarter decline in operating income at comparable centers was $277,000, the same as the decline in revenue at those centers.

 Revenue for the six months ended in November rose 4% from $19.2 million to $19.9 million due to the Milwaukee centers acquisition. Comparable center revenue declined 2%. California center revenue was off almost 5% for the period, while Texas center revenue climbed 5%. Mid-America centers were off less than 1%.

 Operating income for the six months declined from $1.4 million to $975,000, primarily due to the Milwaukee centers acquisition. These centers, which traditionally operate at a loss during the summer months which constitute the Company's first quarter, were not owned during last year's first quarter. This year, they contributed a $200,000 loss for that period. (Second quarter and year-to-date results for these centers are profitable). Operating income from comparable centers for the six month period declined 10%, or 105,000 due to a $333,000 decline in revenue at those centers. The decline in operating income was less than the decline in revenue due to improved cost controls, particularly in staffing costs.

 Late in 1995, the Company embarked upon a plan to test the concept of broadening the Company's operations form one that offers primarily bowling as family entertainment into one that offers a broader menu of recreation options, with bowling being only one alternative. Two test locations were recently completed. Ten bowling lanes of a former 60-lane center in San Jose, California was converted to space that provides for other forms of entertainment and expanded food and beverage operations targeted primarily to families with young children. This facility opened late in the second quarter of 1996. Secondly, a 49,000 square foot family entertainment center in Addison, Texas opened in the middle of December. This facility blends bowling with other recreation formats designed to attract young adult customers. Both concepts are designed to create a broader base of entertainment revenue in our facilities. Future expansion of these concepts will be based on the results of these two tests.


 Corporate and Other
 -------------------

 Other operating activities include the Company's non-bowling real estate activities. The decline in the revenue and operating income from these activities was due to the sale of the Budget Mini-Storage in Milpitas, California (see Gain on Property Transactions below) and results of the Company's Sun Center office building. Two substantial tenants were recently lost to lease expiration, which impacted the project's revenue and profitability. These tenants have now been replaced and the building is over 90% leased.

 Corporate expense includes the costs of the corporate office and staff, shareholder relations, directors' fees, professional and consulting fees, and other costs not allocable to operating activities.


 Gain on Property Transactions
 -----------------------------

 During the first quarter of last year, the Company's 90% owned partnership sold its Budget Mini-Storage facility for $3.6 million. Proceeds were used to retire $2.5 million in long-term debt and to acquire the six Red Carpet bowling centers in Milwaukee, Wisconsin.


 Liquidity and Capital Resources
 -------------------------------

 At November 29, 1995, the Company had $11.6 million available under an unused bank commitment. Advances can be used to acquire, construct or refurbish bowling centers or to acquire other compatible recreation businesses and would bear interest at the prime rate plus .75%. An 85% owned joint venture has $2.7 million available under a separate bank commitment that can be used for the acquisition of bowling centers. Advances under this facility would bear interest at the prime rate plus 1%.

 The Company also maintains various line-of-credit arrangements to augment seasonal shortfalls in working capital. At November 29, 1995 and November 23, 1994, there were no borrowings outstanding under the Company's $2 million line-of-credit. Advances under this line would bear interest at the prime rate plus .5%. There was $400,000 outstanding at November 23, 1994 under a $1 million line-of-credit which is designated for use by one of the Company's wholly-owned subsidiaries. There were no borrowings outstanding under this line at November 29, 1995. Any advances would bear interest at the prime rate plus 1%.

The Company has paid quarterly cash dividends for over 27 consecutive years. The second quarter dividend of $.0625 per share represents a 4% increase over last year when the quarterly dividend was $.06 per share.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       AMERICAN RECREATION CENTERS, INC.



Date  1-12-96                    Robert A. Crist
    -----------                  -------------------------------------
                                 Robert A. Crist, President



Date  1-12-96                    Karen B. Wagner
    -----------                  ------------------------------------------
                                 Karen B. Wagner, Vice President/Treasurer