Form 10-Q
period 1996-02-28
AMERICAN RECREATION CENTERS INC
filed 1996-04-12
CIK 5719

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                       --------------------------------

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS
                 ---------------------------------------------
                            ENDED FEBRUARY 28, 1996
                            -----------------------


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

      Capital Stock Outstanding as of February 28, 1996 - 4,867,112 shares

                       AMERICAN RECREATION CENTERS, INC.

                               INDEX TO FORM 10-Q
                 FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS
                            ENDED FEBRUARY 28, 1996

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (all of which are unaudited)

         Condensed Consolidated Balance Sheet                             3
         Consolidated Statement of Income and Retained Earnings           4
         Condensed Consolidated Statement of Cash Flows                   5

         Notes To Condensed Consolidated Financial Statements           6-8

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations                           9-11

                          PART II - OTHER INFORMATION

Not applicable

SIGNATURES                                                               12


                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                     February 28,    May 31,
                                                         1996         1995
                                                      (Unaudited)   (Audited)
                                                     -------------  ---------
      ASSETS
      ------
Current assets:
 Cash and equivalents                                    $  6,058   $  4,508
   Other current assets                                     2,207      2,294
   Net investment in discontinued operations                   --      6,683
                                                         --------   --------
    Total current assets                                    8,265     13,485
                                                         ========   ========

Property, equipment and leaseholds, at cost
 Land and buildings                                        44,000     40,466
 Machinery and equipment                                   36,885     34,922
 Leaseholds and leasehold improvements                      8,162      7,201
 Construction in progress                                     229        892
                                                         --------   --------
                                                           89,276     83,481
 Less - accumulated depreciation and amortization         (28,639)   (26,018)
                                                         --------   --------
                                                           60,637     57,463
                                                         --------   --------

Property held for sale                                      2,551      2,545
Notes receivable                                            2,393      2,267
Other assets                                                1,062      1,165
                                                         --------   --------
                                                         $ 74,908   $ 76,925
                                                         ========   ========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
 Accounts payable and accrued expenses                   $  7,535   $  7,904
 Current maturities of long-term debt                       1,693      1,638
                                                         --------   --------
   Total current liabilities                                9,228      9,542
                                                         --------   --------

Long-term debt and capital leases                          26,277     28,747
                                                         --------   --------
Deferred taxes                                              7,233      7,233
                                                         --------   --------
Minority interests in consolidated partnerships             1,920      1,732
                                                         --------   --------

Shareholders' equity:
 Common stock:
   Authorized - 21,484,375 shares
   Issued and outstanding - 1996 and 1995,
     4,867,112 and 5,054,259 shares                        11,524     12,773
 Preferred stock:
   Authorized - 5,000,000 shares
   Issued and outstanding - none                               --         --
 Retained earnings                                         18,726     16,898
                                                         --------   --------
   Total shareholders' equity                              30,250     29,671
                                                         --------   --------
                                                         $ 74,908   $ 76,925
                                                         ========   ========

    See accompanying notes to condensed consolidated financial statements.

        CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                    (in thousands except per share amounts)
                                  (Unaudited)

                                             Thirteen weeks ended  Thirty-nine weeks ended
                                            ---------------------  -----------------------
                                            Feb. 28,    Feb. 22,    Feb. 28,     Feb. 22,
                                              1996        1995        1996         1995
                                            ---------  ----------  ----------  -----------
Operating revenue:
                       Bowling               $13,143     $12,666     $33,002        $31,840
                       Other                     214         250         655            791
                                             -------     -------     -------        -------
                                              13,357      12,916      33,657         32,631
                                             -------     -------     -------        -------
Operating, general and
 administrative expense:
                       Bowling                11,107      10,123      29,991         27,901
                       Other                     125          97         417            407
                       Corporate                 255         258         771            755
                                             -------     -------     -------        -------
                                              11,487      10,478      31,179         29,063
                                             -------     -------     -------        -------
Operating income (loss):
                       Bowling                 2,036       2,543       3,011          3,939
                       Other                      89         153         238            384
                       Corporate                (255)       (258)       (771)          (755)
                                             -------     -------     -------        -------
                                               1,870       2,438       2,478          3,568

Interest expense                                (650)       (763)     (2,025)        (2,181)
Interest and other income                        147          79         466            189
Gain on property transactions                     --         533          --          2,479
                                             -------     -------     -------        -------

Income before provision for income
 taxes and minority interests                  1,367       2,287         919          4,055
Provision for income taxes                      (505)       (836)       (326)        (1,405)
Minority interests                              (134)       (162)       (136)          (436)
                                             -------     -------     -------        -------

Income from continuing operations                728       1,289         457          2,214

Discontinued operations, net of income
 taxes:
  Gain on sale of investment in The
   Right Start, Inc., net of applicable
   income taxes of $1,568                         --          --       2,251             --
  Income(Loss) from operations of The
   Right Start, Inc., net of applicable
   income taxes of $0 and ($416) for the
   thirteen weeks and $49 and ($1,218)
   for the thirty-nine week period                --        (396)         54         (1,259)
                                             -------     -------     -------        -------

Net income                                   $   728     $   893       2,762            955
                                             =======     =======
Retained earnings, beginning of period                                16,898         16,494
Cash dividends ($.1875 and $.18 per
  share)                                                                (934)          (903)
                                                                     -------        -------
Retained earnings, end of period                                     $18,726        $16,546
                                                                     =======        =======
Earnings (Loss) per share:
  Continuing operations                        $0.14       $0.26       $0.09          $0.44
  Discontinued operations                         --      ($0.08)      $0.46         ($0.25)
                                             -------     -------     -------        -------
                                               $0.14       $0.18       $0.55          $0.19
                                             =======     =======     =======        =======

    See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                              Thirty-nine weeks ended
                                                            --------------------------
                                                            February 28,   February 22,
                                                                1996          1995
                                                            -----------  -------------
Cash Flows from (used in) Operating Activities:
  Net income                                                    $ 2,762       $    955
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                 2,712          2,487
    Gain on sale of The Right Start, Inc.                        (2,251)            --
    Gain on sale of property and equipment                           --         (2,479)
    Results attributed to minority interests                        136            436
    (Income) Loss from discontinued operations                      (54)         1,259
    (Increase) Decrease in other current assets                      89           (684)
    Increase (Decrease) in income taxes payable                  (3,954)         2,017
    Increase in accounts payable and accrued expenses             1,176          1,734
                                                                -------       --------
      Net cash from operations                                      616          5,725
                                                                -------       --------

Cash Flows from (used in) Investing Activities:
  Expenditures for property, equipment and property held
   for sale                                                      (5,837)       (12,526)
  Proceeds from sale of property and equipment                       --          8,450
  Proceeds from sale of The Right Start, Inc.                    11,811             --
  Payments received on loan to ESOP                                  --             54
  Other                                                             (27)           220
                                                                -------       --------
      Net cash from (used in) investing activities                5,947         (3,802)
                                                                -------       --------

Cash Flows from (used in) Financing Activities:
  Repayment of short-term borrowings                               (415)            --
  Repayment of long-term debt                                    (5,349)        (9,019)
  Issuance of long-term debt                                      2,934          8,931
  Dividends to shareholders                                        (934)          (903)
  Issuance (Retirement) of common stock, net                     (1,249)            86
                                                                -------       --------
      Net cash used in financing activities                      (5,013)          (905)
                                                                -------       --------

Net increase in cash and equivalents                              1,550          1,108
Cash and equivalents at beginning of period                       4,508          3,513
                                                                -------       --------
Cash and equivalents at end of period                           $ 6,058       $  4,531
                                                                =======       ========

Supplemental schedule of non-cash investing and
  financing activities:
      Note receivable as partial payment for real property sold               $    650
                                                                              ========

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

There have been no changes in the Company's significant accounting policies as set forth in the Company's annual report. These unaudited financial statements as of February 28, 1996 and for the thirteen and thirty-nine week periods ended February 28, 1996 and February 22, 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Reflecting the sale of The Right Start, Inc. on August 4, 1995, its revenues and expenses are no longer consolidated in ARC's operating income and expenses. Right Start's profit or loss is now shown as "Discontinued Operations" in ARC's statement of income. Prior year statements have been restated to reflect this change.


NOTE 2 - Long-term Debt:
- -----------------------

Long-term debt is comprised of the following (in thousands):

                                       February 28,  May 31,
                                           1996       1995
                                       ------------  -------
Long-term notes:
  Secured notes payable in monthly
    installments with a weighted
    average interest rate of 9.1%
    at February 28, 1996.                   $27,314  $29,554

   Other                                        656      831
                                            -------  -------
                                             27,970   30,385
   Less-amounts due within one year           1,693    1,638
                                            -------  -------
                                            $26,277  $28,747
                                            =======  =======

 NOTE 3 - Operations:
 -------------------

 The results of operations for these thirteen and thirty-nine week periods are not necessarily indicative of the results to be expected for the entire year. Bowling is highly seasonal with revenue during the first quarter normally not exceeding 18% to 22% of those for a full year. Second and third quarter revenue typically represents between 25% to 27% of the full year.


 NOTE 4 - Earnings Per Share of Common Stock:
 -------------------------------------------

 Earnings per share is computed on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include the Company's stock options. The weighted average number of common shares and common stock equivalents outstanding were 4,937,719 and 5,019,699 for the thirteen week periods ended February 28, 1996 and February 22, 1995; and 5,017,400 and 5,013,853 for the thirty-nine week periods then ended.


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

 In February 1995, the Company sold the land and building housing its 60-lane bowling center located in San Pablo, California for $2.5 million. Proceeds were used to retire $1.8 million in long-term debt. The Company recorded an after-tax gain of $325,000, or $.07 per share.


 NOTE 6 - Gain on Sale of The Right Start, Inc.:
 ----------------------------------------------

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

 NOTE 7 - Subsequent Event:
 -------------------------

 On March 19, 1996, the Company's 85%-owned American Red Carpet joint venture acquired a 32-lane bowling center in Beloit, Wisconsin. The total purchase price was $1.4 million for the center's land, building and equipment. $1.0 million in long-term debt was incurred in connection with the acquisition.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Continuing Operations
- --------------------------------

Operating revenue for the third quarter of fiscal 1996 rose 3% from $12.9 million to $13.4 million. Net income from continuing operations for the quarter was $728,000, or $.14 per share compared to $1,289,000, or $.26 per share in the year earlier period. Last year's results included the sale of the Company's 60-lane center in San Pablo, California for an after-tax gain of $325,000, or $.07 per share.

Operating revenue for the nine months ended February 28, 1996 also increased 3% from $32.6 million to $33.7 million. Net income from continuing operations for the same period declined from $2,214,000, or $.44 per share to $457,000, or $.09 per share. However, last year's results included gains from property transactions totaling $1.4 million, or $.28 per share. There were no such gains in the current year.


Results of Discontinued Operations
- ----------------------------------

Discontinued operations includes the gain on sale of the Company's investment in The Right Start, Inc. on August 4, 1995 and the Company's share of that entity's operations through the date of sale for fiscal 1996, and for the nine months ended February 22, 1995 for fiscal 1995. The sale price for the Company's 3,937,000 shares was $11,811,000 cash plus an option to reacquire up to 400,000 shares of The Right Start's common stock at exercise prices ranging from $3.30 to $6.00 over a seven year period.


Bowling
- -------

Third quarter bowling revenue increased 4% from $12.7 million to $13.1 million, primarily due to the opening of the Fun Fest entertainment center in Addison, Texas. The new revenue from Fun Fest offset a 2% decline in comparable center revenue. The decline in comparable center revenue reflects an industry-wide downturn that was apparent in all but the Company's Red Carpet centers in Milwaukee, Wisconsin. Revenue at these centers increased 4% due to last year's installation of automatic scoring equipment which attracted new bowlers to those centers.

Bowling operating income for the third quarter declined from $2.5 million to $2.0 million. Operating income was impacted by the decline in comparable center revenue, start-up costs associated with the opening of Fun Fest and the conversion of the former Oakridge Lanes bowling center to a family entertainment center, certain repair costs and higher than usual operating expenses associated with winter weather conditions. Revenue for the nine months rose 4% from $31.8 million to $33.0 million, primarily due to the opening of Fun Fest and last year's second quarter acquisition of the six American Red Carpet bowling centers in Milwaukee, Wisconsin. Comparable center revenue was off 2%. California center revenue was off almost 4% for the period, while Texas center revenue climbed almost 3%. Mid-America centers were off 1%.

Operating income for the nine months declined from $3.9 million to $3.0 million due in part to the Milwaukee centers acquisitions. These centers, which traditionally operate at a loss during the summer months (the Company's first quarter) were not owned during last year's first quarter. This year, they contributed a $200,000 loss for that period. (Second and third quarter and year-to-date results for these centers are profitable). Operating income from comparable centers for the nine month period declined approximately 24% due primarily to the decrease in revenue at comparable centers.

Late in 1995, the Company embarked upon a plan to test the concept of broadening the Company's operations from one that offers primarily bowling as family entertainment into one that offers a broader menu of recreation options, with bowling being only one alternative. Two test locations were completed during the third quarter. Ten bowling lanes of a former 60-lane center in San Jose, California was converted to space that provides for other forms of entertainment and expanded food and beverage operations targeted primarily to families with young children. Secondly, a 49,000 square foot family entertainment center in Addison, Texas opened in the middle of December. This facility blends bowling with other recreation formats designed to attract young adult customers. Both concepts are designed to create a broader base of entertainment revenue in our facilities.

The third quarter results for the Company's two entertainment centers have surpassed expectations and weekly revenues are in excess of the average for the Company's stand alone bowling centers. Based on these results, management is planning to refurbish and diversify up to six more of its centers by the second quarter of its fiscal 1997. The expanded centers will include childrens' play areas, private party rooms, night clubs, billiards, laser tag, glow-in-the-dark bowling and branded food operations. The exact composition of the expanded entertainment areas will depend on the individual demographics of each center. Total cost of the refurbishments is estimated to be between $150,000 and $300,000 per center.


Corporate and Other
- -------------------

Other operating activities include the Company's non-bowling real estate activities. The decline in the revenue and operating income from these activities was due to the sale of the Budget Mini-Storage in Milpitas, California (see Gain on Property Transactions below) and results of the Company's Sun Center office building. Two substantial tenants were lost to lease expiration, which impacted the project's revenue and profitability. These tenants have now been replaced and the building is over 90% leased.

Corporate expense includes the costs of the corporate office and staff, shareholder relations, directors' fees, professional and consulting fees, and other costs not allocable to operating activities.


Gain on Property Transactions
- -----------------------------

During the first quarter of last year, the Company's 90% owned partnership sold its Budget Mini-Storage facility for $3.6 million. Proceeds were used to retire $2.5 million in long-term debt and to acquire the six Red Carpet bowling centers in Milwaukee, Wisconsin. The Company recorded an after-tax gain of approximately $1.0 million, or $.21 per share on the sale.

During fiscal 1995's third quarter, the Company sold the land and building housing its 60-lane bowling center in San Pablo, California for $2.5 million. Proceeds were used to retire $1.8 million in long-term debt. The Company's after-tax gain was approximately $325,000, or $.07 per share.


Liquidity and Capital Resources
- -------------------------------

At February 28, 1996, the Company had $11.7 million available under an unused bank commitment. Advances can be used to acquire, construct or refurbish bowling centers or to acquire other compatible recreation businesses and would bear interest at the prime rate plus .75%.

The Company also maintains various line-of-credit arrangements to augment seasonal shortfalls in working capital. At February 28, 1996 and February 22, 1995, there were no borrowings outstanding under the Company's $2 million line-of-credit. Advances under this line would bear interest at the prime rate plus
 .5%. There was $440,000 outstanding at February 22, 1995 under a $1 million line-of-credit which is designated for use by one of the Company's wholly-owned subsidiaries. There were no borrowings outstanding under this line at February 28, 1996. Any advances would bear interest at the prime rate plus 1%.

The Company has paid quarterly cash dividends for over 27 consecutive years. The third quarter dividend of $.0625 per share represents a 4% increase over last year when the quarterly dividend was $.06 per share.

During the second quarter of fiscal 1996, the Company instituted a stock repurchase program. Through February 28, 1996, the Company has repurchased 199,730 shares of its common stock, representing approximately 4% of the stock outstanding at the beginning of the repurchase program. Total cost of the repurchase program to-date is $1.3 million.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       AMERICAN RECREATION CENTERS, INC.



Date   4-11-96                   Robert A. Crist
    -------------                -------------------------------------------
                                 Robert A. Crist, President



Date   4-11-96                   Karen B. Wagner
    -------------                -------------------------------------------
                                 Karen B. Wagner, Vice President/Treasurer