Form 10-K
period 1996-05-29
AMERICAN RECREATION CENTERS INC
filed 1996-08-26
CIK 5719

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

             For The Fifty-Two Week Fiscal Year Ended May 29, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of Registrant was $28,152,709 based upon the average trading price quoted on the NASDAQ system on August 14, 1996. The number of shares of Registrant's only class of common stock outstanding at fiscal year end was 4,647,899 shares.

Documents Incorporated by Reference - See pages 2 and 3

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


Part of Form 10-K                             Document
- -----------------                             --------

Part I                                        None

Part II

Item 6.   Selected Financial Data             Company's Annual Report
          -----------------------             to Shareholders for the
                                              fiscal year ended
                                              May 29, 1996, page 3

Item 7.   Management's Discussion and         Company's Annual Report
          ---------------------------         to Shareholders for the
          Analysis of Financial Condition     fiscal year ended
          -------------------------------     May 29, 1996, pages 4-5
          and Results of Operations
          -------------------------

Item 8.   Financial Statements and            Company's Annual Report
          ------------------------            to Shareholders for the
          Supplementary Data                  fiscal year ended
          ------------------                  May 29, 1996, pages 6-13,
                                              and Price Waterhouse LLP
                                              Report dated July 22, 1996,
                                              page 14

Item 9.   Changes in and Disagreements with   Not applicable
          ---------------------------------
          Accountants on Accounting and
          -----------------------------
          Financial Disclosure
          --------------------

Part III

Item 10.  Directors and Executive Officers    Company's Proxy Statement
          --------------------------------    to be filed in connection
          of the Registrant                   with its Annual Meeting
          -----------------                   of Shareholders to be held
                                              September 24, 1996, pages 5-6

Item 11.  Executive Compensation              Company's Proxy Statement
          ----------------------              to be filed in connection
                                              with its Annual Meeting
                                              to Shareholders to be held
                                              September 24, 1996, pages 8-15

Item 12.  Security Ownership of Certain       Company's Proxy Statement
          -----------------------------       to be filed in connection
          Beneficial Owners and Management    with its Annual Meeting
          --------------------------------    to Shareholders to be held
                                              September 24, 1996, pages 3-4



Item 13.  Certain Relationships and Related   Company's Proxy Statement
          ---------------------------------   to be filed in connection
          Transactions                        with its Annual Meeting
          ------------                        to Shareholders to be held
                                              September 24, 1996, pages 7-8

Part IV

Item 14.  Exhibits, Financial Statement       Exhibits as specified in
          -----------------------------       Item 14 of this Report,
          Schedules, and Reports on           pages 16-17
          -------------------------
          Form 8-K
          --------

                                     PART I

ITEM 1.  BUSINESS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS. Certain statements in this Form 10-K under "Item 1. Business," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of American Recreation Centers, Inc. (the Company) to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; advertising, marketing and sales efforts; success of the Company's efforts to restage certain bowling centers as family entertainment centers; acceptance of new programs and entertainment offerings; business abilities and judgement of personnel; availability of qualified management personnel; changes in, or the failure to comply with, government regulations; weather conditions; operating cost containment efforts; continued availability of lines of credit; availability of qualified construction personnel; ability to remodel, refurbish and restage Company facilities in a cost effective manner; uncertainties surrounding consolidation of the industry; the historically cyclical nature of the bowling industry; and other factors referenced in this Form 10-K.

(a) GENERAL DEVELOPMENT OF BUSINESS - BOWLING AND RECREATION OPERATIONS. The Company was incorporated in California in 1959. It is one of the largest chain operators of bowling centers in the United States. As of August 14, 1996 it operates a total of 41 bowling centers (eighteen in Northern California, three in Southern California, eight in Texas, seven in Wisconsin, three in Oklahoma and one each in Kentucky and Missouri) containing an aggregate of 1,624 lanes. ARC's bowling centers range in size from 24 to 72 lanes. Twelve centers are located in buildings that are leased from third parties; nine centers are located in buildings that are owned by the Company or its wholly-owned subsidiaries; and twenty are operated by joint ventures which own the buildings and in which the Company is an 85% owner.

ARC's bowling centers include food and beverage facilities and coin-operated video and other games. ARC operates the beverage facilities in all the bowling centers, each of which sells beer, wine and mixed drinks with the exception of one center which sells only beer and wine. The Company operates the snack bars in all centers except three older centers that lease restaurants to independent operators. Beverage operations are profitable. Profits from food operations are generally minimal; this service is offered primarily for the convenience of bowling patrons. The bowling division receives a percentage of the gross revenues from coin-operated video and other games which are owned by third party vendors or, in the case of the California bowls, by a wholly-owned subsidiary, ARC Games, Inc. Most centers contain pro shops leased to independent operators. ARC does, however, operate the pro shops in seven of its centers and these pro shops generate a modest profit. All of ARC's bowling centers have child care facilities and parking. The Company provides child care for the convenience of bowlers free of charge. The Company's bowling centers have computerized cash receipt control systems to control receipt of funds for all games bowled as well as computer terminals that communicate with the corporate office computer system to further enhance these controls.

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

The Company aggressively markets its primary product league bowling, through a continuous personal sales program at each of its centers. ARC sales personnel call on employers and a wide variety of nonprofit organizations, such as churches, social clubs, civic clubs, P.T.A.'s and fraternal groups, offering them free bowling parties as an inducement to visit the bowling centers, try league bowling and hopefully contract for league bowling. In numerous centers, the Company utilizes full-time direct sales personnel. In addition the Company advertises in all the recognized mass media--radio, television and newspaper-- and engages in on-going direct mail marketing programs aimed at specific age and demographic groups.

The bowling industry is highly competitive on a local basis. Most of ARC's centers compete with a number of individually owned and operated centers. Several of the Company's centers in Southern California, Texas and the Midwest also compete with centers owned by bowling center chains of equivalent or larger size. Further competition for ARC's bowling centers could arise if bowling chains or independent owners construct new bowling facilities in the same areas as ARC's existing centers. To date, the Company has experienced modest competition for acquisition of independently owned bowling centers, but expects that as the industry consolidates, ARC could experience competition from other chains such as AMF (approximately 265 centers), Brunswick Corporation (approximately 150 centers), Bowling Corporation of America (approximately 50 centers), and Bowl America (approximately 25 centers).

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

ARC has approximately 1,400 employees in total. With the exception of 20 people at the

Company's headquarters, the remaining employees are bowling and recreation operations employees and are based in individual bowling centers. The Company maintains a variety of training programs and incentive compensation plans, and believes that relations with its employees are good. The Company has no organized labor agreements.

Over the past three fiscal years, revenue growth in the Company's bowling business has been attributable to acquisitions, as thirteen bowling centers were added. During the same period, revenue in comparable centers declined 3% per year. The decline in comparable center revenue reflects a nationwide decline in the popularity of bowling. Industry-wide, bowling proprietors have been faced with heightened competition from other entertainment and recreational venues, including the rapidly expanding movie theater industry and formula restaurant chains. Military base closures and anti-smoking legislation continued to impact business, particularly in the Company's California centers. Lastly, league bowling continues to decline due to societal changes including longer work weeks, emphasis on family activities and other factors that have made bowlers less likely to commit to league schedules.

Foreseeing the pressure on the bowling industry, management embarked upon a plan to test the concept of broadening the Company's operations from one that offers primarily bowling as family entertainment to one that offers a broader menu of recreational activities, with bowling being only one of those alternatives. The objective has been to create a broader base of entertainment attractions that will increase the frequency and revenue per customer per visit. Two test locations were completed in fiscal 1996.

Ten lanes of the 60-lane Pastimes center in San Jose, California have been converted to space that contains children's soft-play, redemption games and branded food operations. These activities are targeted to families with young children. Secondly, a 49,000 square foot family entertainment center in Addison, Texas opened in December 1995. This facility, called Fun Fest, features branded food operations, high tech electronic games including virtual reality and laser activities, billiards, darts, and other recreational attractions, all designed to attract young adult customers. Fun Fest generated $1.3 million in its first five and a half months of operations and has been consistently profitable. The Pastimes concept has been slower to gain consumer acceptance, but revenue has been improving, particularly this summer.

Based on the preliminary results of the two family entertainment center concepts and on the continued decline in bowling-related revenue, the Company plans to pursue adding new revenue sources to select bowling centers. These include Pizza Hut Express, redemption games, darts, billiards, themed bars, party rooms, virtual reality games and combinations thereof. As of the date of this Form 10-K, redemption centers and other new entertainment attractions have already been introduced at a number of centers. This new strategy has begun to change the overall sales mix and profit margins of the Company. Revenue from bowling lineage, which has very little direct cost associated with it, has been steadily declining. Revenue from new entertainment attractions has been increasing but usually carries an associated cost of goods or other direct costs. Consequently, profit margins have been negatively impacted. However, the Company believes that the conversion strategy will ultimately produce higher revenue and profits than if the Company remained a "bowling-only" concern. Although the Company believes that refurbishing and restaging its centers is necessary for these reasons, no assurance can be given that these actions will be successful or that similar or different actions will not be required in the future.

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

Information regarding the Company's significant acquisitions and dispositions is set forth in Part II, Item 8, through incorporation by reference to the 1996 Annual Report to Shareholders, Note 3 to financial statements.

GENERAL DEVELOPMENT OF BUSINESS - DISCONTINUED OPERATIONS. Prior to the first quarter of fiscal 1996, the Company operated in two business segments: bowling and direct marketing. On August 4, 1995, the Company sold its 62.5 percent interest in The Right Start, Inc., a catalog company and retailer of infants' and children's products that comprised the operations of the direct marketing segment. The sale price for the 3,937,000 shares was $11,811,000 cash plus an option to repurchase 400,000 shares of Right Start's common stock at an exercise price ranging from $3.30 to $6.00 over a seven year period. The option was subsequently sold during the Company's first fiscal 1997 quarter for $800,000 in cash.

Information regarding the Company's sale of its interest in The Right Start, Inc. is set forth in Part II, Item 8, through incorporation by reference to the 1996 Annual Report to Shareholders, Note 2 to the financial statements.

(b)  Not applicable to Registrant.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.  Included in (a) above.

(d)  Not applicable to Registrant

ITEM 2.  PROPERTIES.

Facilities. The following table on pages 9 through 12 sets forth the name and address of each bowling center, the number of lanes that it contains and whether the building in which the center is located is leased or owned. With one exception, the Company owns all of the equipment at each center. Leases on the centers, giving the effect of option renewal periods, expire as follows: one in 1999; six from 2000 through 2009; five from 2010 through 2019; and one from 2020 through 2029. The leases provide for minimum and percentage rentals and, in a majority of cases, for the payment of property taxes and insurance by the lessee. With a single exception, the Company's leases with unaffiliated parties do not provide for cost of living adjustments in the lease payments.

                                      Number              Status of
Name and Address                     of Lanes             Property

SAN FRANCISCO BAY AREA

Mel's Southshore Bowl                    40                Owned
 300 Park Street
 Alameda, California
Mission Lanes                            40                Owned
 1287 South Park Victoria
 Milpitas, California
Pinole Valley Lanes                      40                Leased
 1580 Pinole Valley Road
 Pinole, California
19th Avenue Bowl                         32                Leased
 1830 South Delaware
 San Mateo, California
Mowry Lanes                              40                Owned
 585 Mowry Avenue
 Fremont, California
Mel's Redwood Bowl                       40                Owned(2)
 2580 El Camino Real
 Redwood City, California
Valle Vista Bowl                         42                Leased
 3345 Sonoma Boulevard
 Vallejo, California

SAN JOSE

Pastimes                                 60                Leased
 5420 Thornwood Drive
 San Jose, California
Fiesta Lanes                             40                Leased
 1523 West San Carlos
 San Jose, California
Saratoga Lanes                           32                Leased
 1585 Saratoga Avenue
 San Jose, California

SACRAMENTO/SAN JOAQUIN VALLEY

Mardi Gras Lanes                         50                Leased
 4800 Madison Avenue
 Sacramento, California

                                      Number              Status of
Name and Address                     of Lanes             Property

Alpine Valley Bowl                       40                Owned
 2326 Florin Road
 Sacramento, California
Birdcage Bowl                            40                Leased
 6149 Sunrise Boulevard
 Citrus Heights, California
Rocklin Bowl                             40                Owned
 2325 Sierra Meadow Drive
 Rocklin, California
Land Park Bowl                           32                Owned
 5850 Freeport Boulevard
 Sacramento, California
Visalia Lanes                            40                Owned
 1740 West Caldwell Avenue
 Visalia, California
Rodeo Lanes                              40                Leased
 140 Shaw Avenue
 Clovis, California
Sunnyside Lanes                          36                Leased
 5693 East Kings Canyon Road
 Fresno, California

SOUTHERN CALIFORNIA

Cerritos Lanes                           40                Leased
 18811 Carmenita Road
 Cerritos, California
Friendly Hills Lanes                     32                Owned
 15545 East Whittier Boulevard
 Whittier, California
Forest Lanes                             40                Leased
 22771 Centre Drive
 Lake Forest, California

DALLAS, TEXAS

Triangle Bowl - Lewisville               32                Owned(1)
 1398 West Main Street
 Lewisville, Texas

                                      Number              Status of
Name and Address                     of Lanes             Property

Triangle Bowl - Richardson               40                Owned(1)
 2101 North Central Expressway
 Richardson, Texas
Triangle Bowl - Irving                   48                Owned(1)
 1717 North Beltline Road
 Irving, Texas
Triangle Bowl - Desoto                   40                Owned(1)
 121 Northgate Drive
 Desoto, Texas
Triangle Bowl - Arlington                48                Owned(1)
 1801 East Lamar Boulevard
 Arlington, Texas
Triangle Bowl  - Midland Park            32                Owned
 5320 West Loop 250 North
 Midland, Texas
Fun Fest                                 30                Owned(1)
 3805 Beltline Road
 Addison, TX  75244

HOUSTON, TEXAS

Triangle Bowl -Houston                   28                Owned(1)
 650 West Crosstimbers
 Houston, Texas

OWENSBORO, KENTUCKY

Bowlodrome                               24                Owned(1)
 600 East 14th Street
 Owensboro, Kentucky

OKLAHOMA

Sunny Lanes                              24                Owned(1)
 4330 South East 15th Street
 Del City, Oklahoma
Windsor Lanes                            40                Owned(1)
 4600 North West 23rd Street
 Oklahoma City, Oklahoma
Moore Bowl                               40                Owned(1)
 420 South West 6th Street
 Moore, Oklahoma

                                       Number             Status of
Name and Address                      of Lanes            Property

KANSAS CITY, MISSOURI

Capital Lanes                            24                Owned(1)
  11611 Hickman Mill Road
  Kansas City, Missouri

MILWAUKEE, WISCONSIN

Bowlero Bowl                             72                Owned(1)
  11737 West Burleigh
  Wauwatosa, Wisconsin
West Allis Bowl                          48                Owned(1)
  10901 West Lapham
  West Allis, Wisconsin
West Bowl                                48                Owned(1)
  7505 West Oklahoma
  Milwaukee, Wisconsin
South Park Bowl                          40                Owned(1)
  305 North Chicago
  South Milwaukee, Wisconsin
Waukesha Bowl                            48                Owned(1)
  901 Northview Road
  Waukesha, Wisconsin
Regency Lanes                            60                Owned(1)
  6014 North 76th Street
  Milwaukee, Wisconsin
Bowl Aire                                32                Owned(1)
  2547 Park Avenue
  Beloit, WI  53511

(1) Owned by joint ventures in which the Company has an 85 percent interest.
(2) Building is owned, land is leased.

REAL ESTATE

The following table sets forth certain information about the real estate owned or partially owned by the Company or in partnership with others as of August 14, 1996.

                                               COMPANY OWNED REAL ESTATE

                                                                                               FISCAL
                                                   SIZE OF LAND   BUILDING IN    % OWNED        YEAR
BOWLING PROPERTIES                LOCATION           IN ACRES     SQUARE FEET     BY ARC       ACQUIRED    CURRENT USE
- ------------------                --------         ------------   -----------    -------       --------    -----------

Mowry Lanes                      Fremont, CA           2.30          35,000        100           1987      Bowling Center
Land Park Bowl                   Sacramento, CA        2.53          30,000        100           1987      Bowling Center
Mel's Southshore Bowl            Alameda, CA           2.10          40,000        100           1986      Bowling Center
Alpine Valley Lanes              Sacramento, CA        4.00          40,000        100           1985      Bowling Center
Rocklin Bowl                     Rocklin, CA           2.85          36,000        100           1986      Bowling Center
Visalia Lanes                    Visalia, CA           3.00          33,000        100           1983      Bowling Center
Mission Lanes                    Milpitas, CA          3.07          33,000        100           1978      Bowling Center
Friendly Hills Lanes             Whittier, CA          2.75          34,000        100           1972      Bowling Center
Mel's Redwood Bowl               Redwood City, CA      0.00          40,000        100           1993      Bowling Center
Triangle Bowl - Houston          Houston, TX           2.33          28,000         85    (4)    1982      Bowling Center
Triangle Bowl - Lewisville (1)   Lewisville, TX        2.80          30,000         85    (4)    1986      Bowling Center
Triangle Bowl - Richardson       Richardson, TX        3.22          38,000         85    (4)    1988      Bowling Center
Triangle Bowl - Irving           Irving, TX            4.04          60,000         85    (4)    1988      Bowling Center
Triangle Bowl - Desoto           Desoto, TX            4.00          38,000         85    (4)    1991      Bowling Center
Triangle Bowl - Arlington        Arlington, TX         4.28          44,000         85    (4)    1993      Bowling Center
Triangle Bowl - Midland          Midland, TX           4.21          38,000         85    (4)    1995      Bowling Center
Fun Fest                         Addison, TX           4.29          49,000         85    (4)    1995      Family Entertainment
                                                                                                            Center
Bowlodrome                       Owensboro, KY         0.83          24,000         85    (5)    1993      Bowling Center
Capital Lanes                    Kansas City, MO       4.00          26,000         85    (5)    1994      Bowling Center
Sunny Lanes                      Del City, OK          3.50          22,000         85    (5)    1993      Bowling Center
Windsor Lanes                    Oklahoma City, OK     4.14          40,000         85    (5)    1994      Bowling Center
Moore Bowl                       Moore, OK             3.00          38,000         85    (5)    1994      Bowling Center
Bowlero Bowl                     Wauwatosa, WI         9.00          71,000         85    (5)    1995      Bowling Center
West Allis Bowl                  West Allis, WI        4.00          45,000         85    (5)    1995      Bowling Center
West  Bowl                       Milwaukee, WI         1.00          41,500         85    (5)    1995      Bowling Center
South Park Bowl                  S. Milwaukee, WI      4.00          40,000         85    (5)    1995      Bowling Center
Waukesha Bowl                    Waukesha, WI          5.00          50,000         85    (5)    1995      Bowling Center
Regency Lanes                    Milwaukee, WI         6.25          90,000         85    (5)    1995      Bowling Center
Bowl Aire                        Beloit, WI            6.00          33,000         85    (5)    1995      Bowling Center
                                                       ----          ------
  Total Bowling                                      102.49       1,166,500
                                                     ------       ---------

NON-BOWL REAL ESTATE
- --------------------

Visalia (Land - Retail site)     Visalia, CA           1.34                        100           1983      Vacant lot
Rocklin (Land - Retail site)     Rocklin, CA           2.30                         87.5  (3)    1982      Vacant lot
Livermore (Warehouse)            Livermore, CA         1.00          20,000         50    (2)    1979      Current warehouse
Madison Avenue (Office)          Sacramento, CA        0.00           6,000        100           1987      Office building
Raley Boulevard (Land -
 Warehouse site)                 Sacramento, CA        3.57                        100           1985      Vacant lot
Broadway Grand (Land -
 Office site)                    Oakland, CA           1.13                         60    (2)    1978      Parking lot
Commercial - Restaurant (1)      Lewisville, TX        0.68           4,000        100           1986      Restaurant
Sun Center (Office) (6)          Rancho Cordova, CA    2.40          37,000        100           1990      Office building
                                                       ----          ------
  Total Non-Bowling                                   12.42          67,000
                                                      -----          ------

1.  These properties are on adjoining parcels of land in Lewisville, TX.
2. Partnership with Bernal Investments, Inc., a Northern California real estate contractor and not an affiliate with the Company.
3. Partnership with Fong, Eatough and Borges, a Northern California architecture and planning firm and not an affiliate with the Company.
4.  Joint Venture with Neil Hupfauer.
5.  Joint Venture with William Kratzenberg.
6. The Company's headquarters occupies approximately 20% of the rentable office space. The rest is leased or available for lease to tenants.

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

Registrant is not engaged in any significant litigation, nor is it aware of any significant claims or threatened litigation as of August 14, 1996.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS.

(a), (b) and (c) - On August 14, 1996 the average price for a share of the Registrant's Common Stock was $6.50. At August 14, 1996, there were approximately 4,700 holders of record of the Registrant's Common Stock.

The following table sets forth (i) the quarterly range of high and low bid prices per share of the Registrant's Common Stock in the over-the-counter market, as reported by NASDAQ (National Association of Securities Dealers' Automated Quotation System), and (ii) the quarterly cash dividends per share declared by the Registrant on its Common Stock.

                                      Cash
Fiscal Quarters:     High    Low    Dividends
- ----------------     ----    ---    ---------

1996:
  First Quarter     $7.375  $5.875     $.0625
  Second Quarter    $6.75   $5.75      $.0625
  Third Quarter     $6.625  $5.875     $.0625
  Fourth Quarter    $7.125  $5.75      $.065

1995:
  First Quarter     $7.00   $6.375     $.060
  Second Quarter    $7.00   $5.875     $.060
  Third Quarter     $6.50   $4.50      $.060
  Fourth Quarter    $7.625  $6.125     $.0625

ITEM 6. SELECTED FINANCIAL DATA.

Incorporated by reference to 1996 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Incorporated by reference to 1996 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements together with the report thereon of Price Waterhouse dated July 22, 1996, appearing in the American Recreation Centers, Inc. 1996 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to Definitive Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

The financial statements of the Company as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference to the following pages of the 1996 Annual Report to Shareholders:

                                                                 Page in
                                                                  Annual
                                                                 Report**
                                                                 --------

        Report of Independent Accountants                              14

        Consolidated Balance Sheet at
        May 29, 1996 and May 31, 1995                                   6

        Consolidated Statement of Income
        and Retained Earnings for the
        three years ended May 29, 1996                                  7

        Consolidated Statement of Cash Flows
        for the three years ended May 29, 1996                          8

        Notes to Consolidated Financial Statements                   9-13

(a)(2)  Financial Statement Schedules

        Report of Independent Accountants
        on Financial Statement Schedule
        for the three years ended May 29, 1996                         19

        II    -  Valuation Reserves                                    20

(a)(3) Financial Statements of the American Recreation Centers, Inc. Employee Stock Ownership Plan for the year ended May 29, 1996 to be filed by amendment.

** Incorporated by reference from the indicated pages of the 1996 Annual Report to Shareholders.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(4)  Listing of Exhibits

The following exhibits of the Company are included or incorporated herein. (Note: The numbers preceding the exhibits correspond to the specific number within Item 601 of Regulation S-K.)

Exhibit
Number
- ------

10.1 Contract for investment banking services between the Company and Allen & Company Incorporated, dated March 30, 1995.**

10.2 Executive Severance Agreement between the Company and Robert A. Crist, dated April 1, 1995.**

10.3 Executive Severance Agreement between the Company and Karen B. Wagner, dated April 1, 1995.**

10.4 Executive Severance Agreement between the Company and Susan K. Cook, dated April 1, 1995.**

13.1    Annual Report to Shareholders for fiscal year ended May 29, 1996.

13.2 Proxy statement to be filed in connection with the Annual Shareholders Meeting on September 24, 1996.**

27.1    Financial Data Schedule

(b) The following reports on Form 8-K were filed during the fiscal year ended May 29, 1996:

        August 4, 1995    Reporting the sale of the Company's majority interest
                          in The Right Start, Inc.

        May 3, 1996       Reporting the repurchase of a 240,000 share block of
                          the Company's common stock, which represented 4.9% of the shares outstanding.

(c)     Not applicable.

(d)     Not applicable.



**Previously filed.

                                  SIGNATURES

Pursuant to the requirement of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN RECREATION CENTERS, INC.
                                       (Registrant)


Dated: August 20, 1996                 /s/ Robert A. Crist
                                       -----------------------------
                                       Robert A. Crist, President and
                                       Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert A. Crist                    August 20, 1996
- ---------------------------------
Robert A. Crist, Principal
Executive Officer and Director,
President


/s/ Karen B. Wagner                    August 20, 1996
- ---------------------------------
Karen B. Wagner, Principal
Financial and Accounting Officer,
Vice President/Treasurer


/s/ Stanley B. Schneider               August 20, 1996
- ---------------------------------
Stanley B. Schneider, Director


/s/ G. Gervaise Davis III              August 20, 1996
- ---------------------------------
G. Gervaise Davis III, Vice
President/Legal and Secretary


/s/ Stephen R. Chanecka                August 20, 1996
- ---------------------------------
Stephen R. Chanecka, Director

                      Report of Independent Accountants on
                          Financial Statement Schedule



To the Board of Directors
of American Recreation Centers, Inc.


Our audits of the consolidated financial statements referred to in our report dated July 22, 1996 appearing in the 1996 Annual Report to Shareholders of American Recreation Centers, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a.2.) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



- ------------------------------------
Sacramento, California
July 22, 1996

                       AMERICAN RECREATION CENTERS, INC.             SCHEDULE II

                         AND CONSOLIDATED SUBSIDIARIES

                               VALUATION RESERVES
                               ------------------


                                                 Additions charged to
                                                 --------------------

                                      Balance at                                    Balance at
                                      beginning   Costs and    Other                   end
                                      of period    expenses   accounts  Deductions  of period
                                      ---------    --------   --------  ----------  ---------
Fifty-two weeks ended:
- ----------------------

May 29, 1996
- ------------

Allowance for doubtful accounts          16,000      34,000                            50,000
- -------------------------------



Fifty-three weeks ended:
- ------------------------

May 31, 1995
- ------------

Allowance for doubtful accounts          96,000                           (80,000)     16,000


Property held for sale                3,077,000                        (3,077,000)          0



Fifty-two weeks ended:
- ----------------------

May 25, 1994
- ------------

Allowance for doubtful accounts         101,000                            (5,000)     96,000


Property held for sale                5,644,000     397,000            (2,964,000)  3,077,000