Form 10-Q
period 1996-08-28
AMERICAN RECREATION CENTERS INC
filed 1996-10-09
CIK 5719

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                       ----------------------------------

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                          FOR THE THIRTEEN WEEK PERIOD
                          ----------------------------
                             ENDED AUGUST 28, 1996
                             ---------------------


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

       Capital Stock Outstanding as of August 28, 1996 - 4,611,287 shares

                       AMERICAN RECREATION CENTERS, INC.

                               INDEX TO FORM 10-Q
                          FOR THE THIRTEEN WEEK PERIOD
                             ENDED AUGUST 28, 1996


                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (all of which are unaudited)
          Condensed Consolidated Balance Sheet                             3
          Consolidated Statement of Income and Retained Earnings           4
          Condensed Consolidated Statement of Cash Flows                   5

          Notes To Condensed Consolidated Financial Statements           6-7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            8-9


                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders              10



SIGNATURES                                                                11


                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                      August 28,   May 29,
                                                         1996       1996
                                                     (Unaudited)  (Audited)
                                                     -----------  ---------
     ASSETS
     ------
Current assets:
 Cash and equivalents                                   $ 2,481   $  3,489
 Other current assets                                     3,267      3,266
                                                        -------   --------
   Total current assets                                   5,748      6,755
                                                        -------   --------

Property, equipment and leaseholds, at cost
 Land and buildings                                      41,962     41,965
 Machinery and equipment                                 38,191     37,777
 Leaseholds and leasehold improvements                    8,752      8,532
                                                        -------   --------
                                                         88,905     88,274
 Less - accumulated depreciation and amortization       (29,479)   (28,572)
                                                        -------   --------
                                                         59,426     59,702
                                                        -------   --------

Property held for sale                                    2,558      2,557
Notes receivable                                          1,688      1,741
Other assets                                              1,383      1,376
                                                        -------   --------
                                                        $70,803   $ 72,131
                                                        =======   ========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
 Accounts payable and accrued expenses                  $ 5,628   $  6,134
 Short-term borrowings                                      300          -
 Current maturities of long-term debt                     1,821      1,796
                                                        -------   --------
   Total current liabilities                              7,749      7,930
                                                        -------   --------

Long-term debt and capital leases                        25,754     26,194
                                                        -------   --------
Deferred taxes and other liabilities                      7,209      7,209
                                                        -------   --------
Minority interests in consolidated partnerships           1,872      2,060
                                                        -------   --------

Shareholders' equity
 Common stock:
   Authorized - 21,484,375 shares
   Issued and outstanding - 1996 and 1995,
    4,611,287 and 5,055,592 shares                        9,584      9,845
 Preferred stock:
   Authorized - 5,000,000 shares
   Issued and outstanding - none                              -          -
 Retained earnings                                       18,635     18,893
                                                        -------   --------
   Total shareholders' equity                            28,219     28,738
                                                        -------   --------
Commitments and contingencies
                                                        $70,803   $ 72,131
                                                        =======   ========

See accompanying notes to condensed consolidated financial statements.

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                    (in thousands except per share amounts)
                                  (Unaudited)

                                                           Thirteen Weeks Ended
                                                         ------------------------
                                                         August 28,   August 30,
                                                            1996         1995
                                                         ----------   ----------
Operating revenue:
  Bowling and entertainment activities                      $ 6,337      $ 6,111
  Beverage and food                                           2,402        2,359
  Other                                                         268          355
                                                            -------      -------
                                                              9,007        8,825
                                                            -------      -------
Operating, general and administrative expenses:
  Salaries, wages and employee benefits                       4,254        4,027
  Operating costs                                             3,380        3,262
  Cost of beverage and food sales                               816          728
  Selling, general and administrative                           476          428
  Depreciation and amortization                                 936          912
                                                            -------      -------
                                                              9,862        9,357
                                                            -------      -------

Operating loss                                                 (855)        (532)

Interest expense                                               (646)        (749)
Interest and other income                                        97          126
Gain on sale of stock option                                    800           --
                                                            -------      -------

Loss from continuing operations before
 provision for income taxes and minority interests             (604)      (1,155)
Provision for income taxes                                      203          422
Minority interests                                               82           79
                                                            -------      -------

Loss from continuing operations                                (319)        (654)

Discontinued operations:
  Gain on sale of investment in The Right Start, Inc.,
    net of applicable income taxes of $320 and $1,568           360        2,251
  Income from operations of The Right Start, Inc.,
    net of applicable income taxes of $49                         -           54
                                                            -------      -------
Net income                                                       41        1,651

Retained earnings, beginning of period                       18,893       16,898
Cash dividends ($.065 and $.0625)                              (299)        (316)
                                                            -------      -------
Retained earnings, end of period                            $18,635      $18,233
                                                            =======      =======

Earnings (Loss) per share:
  Continuing operations                                      ($0.07)      ($0.13)
  Discontinued operations                                      0.08         0.43
                                                            -------      -------
                                                              $0.01        $0.30
                                                            =======      =======

See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                             Thirteen Weeks Ended
                                                           ------------------------
                                                           August 28,   August 30,
                                                              1996         1995
                                                           ----------   ----------
Cash Flows from (used in) Operating Activities:
  Net income                                                   $   41      $ 1,651
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                 936          912
    Income from discontinued operations                          (360)      (2,305)
    Gain on sale of stock option                                 (800)           -
    Results attributed to minority interests                      (82)         (79)
    (Increase) Decrease in other current assets                    (1)         119
    Decrease in accounts payable and accrued expenses            (146)      (1,109)
                                                               ------      -------
      Net cash used in operations                                (412)        (811)
                                                               ------      -------

Cash Flows from (used in) Investing Activities:
    Proceeds from sale of subsidiary's stock                        -       11,811
    Proceeds from sale of stock option                            800            -
    Expenditures for property, equipment and leaseholds          (633)      (1,707)
    Other                                                         (88)           9
                                                               ------      -------
       Net cash from investing activities                          79       10,113
                                                               ------      -------

Cash Flows from (used in) Financing Activities:
   Short-term borrowings                                          300            -
   Issuance of long-term debt                                       -          810
   Repayment of long-term debt                                   (415)      (2,879)
   Dividends to shareholders                                     (299)        (316)
   Issuance (Retirement) of common stock                         (261)           8
                                                               ------      -------
      Net cash used in financing activities                      (675)      (2,377)
                                                               ------      -------

Net increase (decrease) in cash and equivalents                (1,008)       6,925
Cash and equivalents at beginning of period                     3,489        4,508
                                                               ------      -------
Cash and equivalents at end of period                          $2,481      $11,433
                                                               ======      =======

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

 There have been no changes in the Company's significant accounting policies as set forth in the Company's annual report. These unaudited financial statements as of August 28, 1996 and for the three month periods ended August 28, 1996 and August 30, 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

 "Discontinued Operations" include the operations and gain on sale of the Company's majority interest in The Right Start, Inc. (Right Start), a catalog company and retailer of infants' and children's products. See Note 6.

 NOTE 2 - Long-term Debt:
 -----------------------

 Long-term debt is comprised of the following (in thousands):

                                       August 28,  May 29,
                                          1996      1996
                                       ----------  -------
 Long-term notes:
   Secured notes payable in monthly
    installments with a weighted
    average interest rate of 8.94%
    at August 28, 1996                    $26,759  $27,095

   Other                                      816      895
                                          -------  -------
                                           27,575   27,990
   Less-amounts due within one year         1,821    1,796
                                          -------  -------
                                          $25,754  $26,194
                                          =======  =======

 NOTE 3 - Operations:
 -------------------

 The results of operations for this thirteen week period is not necessarily indicative of the results to be expected for the entire year. Bowling is highly seasonal with revenues during the first quarter normally not exceeding 19% to 22% of those for a full year.

  NOTE 4 - Earnings Per Share of Common Stock:
 --------------------------------------------

 Earnings per share is computed on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include the Company's stock options. The weighted average number of common shares and common stock equivalents outstanding were 4,627,163 and 5,054,924 for the thirteen week periods ended August 28, 1996 and August 30, 1995.

 NOTE 5 - Gain on Sale of Stock Option:
 -------------------------------------

 During the first quarter of fiscal 1997 the Company sold its option to repurchase up to 400,000 shares of Right Start common stock for $800,000 cash, resulting in an after-tax gain of $480,000, equal to $.10 per share.

 NOTE 6 - Gain on Sale of The Right Start, Inc.:
 ----------------------------------------------

 On August 4, 1995, the Company sold its 62.5 percent ownership in Right Start for $11,811,000 in cash and recorded a $2,251,000 after-tax gain, equal to $.45 per share, in the first quarter of fiscal 1996. In connection with the transaction, the Company had agreed to reimburse Right Start up to $680,000 should it be unable to sustain ordinary loss treatment for its deferred loss tax carry-forward and it have sufficient taxable income in or before its fiscal year 2000. During the first quarter of fiscal 1997 the Company received a favorable ruling from the IRS allowing ARC to reverse the reserve established for the agreement at the time of the sale. This resulted in a $360,000 increase in the gain on sale which has been reported in discontinued operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Continuing Operations
 --------------------------------

 Revenue for the first quarter of fiscal 1997 increased 2% from $8,825,000 to $9,007,000 while the loss from continuing operations improved from ($654,000), or ($.13) per share to ($319,000), or ($.07) per share. However, this year's results included a one-time after-tax gain on the sale of a stock option of $480,000, or $.10 per share.

 The overall increase in revenue for the quarter was attributable to acquisitions and new revenue attractions. The Company's new Bowl Aire center in Wisconsin, the new Fun Fest family entertainment center (FEC) in Texas and other "FEC-type" attractions installed at existing locations totaled almost $1 million for the quarter. These new revenue sources contributed nearly $130,000 to operating income even though the first quarter is typically the Company's slowest and least profitable.

 Revenue for comparable centers and comparable bowling operations declined nearly $700,000, or 8%. The decrease resulted primarily from a decline in bowler traffic as the volume of games bowled was down 9% in the quarter. This led to a 9% drop in bowling lineage revenue which comprises 64% of total revenue. Ancillary revenue sources such as beverage and food declined 7% and 5%, respectively from the decrease in bowler traffic.

 The Company's operating loss for the quarter worsened from ($532,000) last year to ($855,000) this year, in spite of the increase in revenue. This was due to the decline in same store, comparable operations revenue as discussed above. The impact of the decline in revenue on the operating loss was partially mitigated by a reduction in operating costs for comparable center operations and by the incremental operating income generated by new locations and new revenue attractions as discussed above.

 First quarter interest expense was reduced almost 14% from $749,000 to $646,000 due to last year's prepayment of approximately $2.5 million in debt using a portion of the proceeds from the sale of the Company's investment in Right Start. In addition, $2.6 million in debt was retired during last year's fourth quarter in connection with the sale of a commercial real estate project.

 During fiscal 1997's first quarter, an option to repurchase 400,000 shares of Right Start's common stock was sold for $800,000 in cash, resulting in an after-tax gain of $480,000, or $.10. The option had been retained after last year's first quarter sale of the Company's investment in Right Start and contained exercise prices ranging from $3.30 to $6.00 over a seven year period. The option was sold when Right Start's common stock was trading at $6 3/8.

 Results of Discontinued Operations
 ----------------------------------

 During the first quarter of fiscal 1996, the Company sold its 62.5% ownership in Right Start for $11,811,000 in cash and recorded a $2,251,000 after-tax gain, equal to $.45 per share. In connection with the transaction, the Company had agreed to reimburse Right Start up to $680,000 should it be unable to sustain ordinary loss treatment for its deferred loss tax carry-forward and it have sufficient taxable income in or before its fiscal 2000. During the first quarter of fiscal 1997, the Company received a favorable ruling from the IRS allowing it to reverse the reserve established for the reimbursement agreement at the time of the sale. This resulted in a $360,000 increase in the gain on sale which has been reported in discontinued operations.

 Liquidity and Capital Resources
 -------------------------------

 At August 28, 1996, the Company had $10,155,000 available under an unused bank commitment. Advances can be used to acquire, construct or refurbish bowling centers or to acquire other compatible recreation businesses and would bear interest at the prime rate plus .75%.

 The Company also maintains various line-of-credit arrangements to augment seasonal shortfalls in working capital. At August 28, 1996 and August 30, 1995, there were no borrowings outstanding under the Company's $2,000,000 line-of-credit. Advances under this line would bear interest at the prime rate plus .5%. There was $300,000 outstanding at August 28, 1996 under a $1,000,000 line-of-credit which is designated for use by one of the Company's wholly-owned subsidiaries. This line bears interest at the prime rate plus 1%.

 The Company's Board of Directors approved a stock repurchase plan in October 1995 that authorizes repurchase of up to 20% of the Company's outstanding stock. Through August 28, 1996, the Company has repurchased 499,530 shares, representing nearly 10% of its common stock outstanding when the plan was approved. The total cost of the reacquired shares is $3,337,000. The repurchased shares are retired by the Company and not held as treasury shares.

 The Company has paid quarterly cash dividends for over 28 consecutive years. The first quarter dividend of $.065 per share represents a 4% increase over last year when the quarterly dividend was $.0625 per share.

                                    PART II


 Item 4.  Submission of Matters to a Vote of Security Holders

 On September 24, 1996 the Company held its annual meeting of shareholders. The shareholders voted upon the following matters: (1) the election of directors: the number of directors who stood for election was five, which comprises the entire Board of Directors; and (2) the ratification of the appointment of Price Waterhouse as independent auditors for the fiscal year ended May 29, 1996.

 Each matter was approved.  The results of the vote were as follows:

(1)  Board of Directors:

                                             WITHHOLD
                                  FOR        AUTHORITY
                                  ---        ---------

     Stewart Bloom             3,785,624      28,630
     Stephen R. Chanecka       3,752,662      61,592
     Robert A. Crist           3,779,479      34,775
     Bruce Feuchter            3,744,328      69,926
     Stanley B. Schneider      3,784,082      30,172


 (2)  Ratification of Price Waterhouse as auditors for fiscal year 1996:


                                             WITHHOLD
                                  FOR        AUTHORITY
                                  ---        ---------

                               3,779,522      34,731

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERICAN RECREATION CENTERS, INC.



 Date October 7, 1996              /s/ Robert A. Crist
      -----------------            -----------------------------------
                                   Robert A. Crist, President



 Date October 7, 1996              /s/ Karen B. Wagner
      -----------------            -----------------------------------
                                   Karen B. Wagner, Vice President/Treasurer