Form 10-Q
period 1996-11-27
AMERICAN RECREATION CENTERS INC
filed 1997-01-10
CIK 5719

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                       -----------------------------------

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS
                  --------------------------------------------
                            ENDED NOVEMBER 27, 1996
                            -----------------------


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

      Capital Stock Outstanding as of November 27, 1996 - 4,606,199 shares

                                  Page 1 of 12
                            Exhibit Index on Page 2

                       AMERICAN RECREATION CENTERS, INC.

                               INDEX TO FORM 10-Q
                  FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS
                            ENDED NOVEMBER 27, 1996


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (all of which are unaudited)

         Condensed Consolidated Balance Sheet                                 3
         Consolidated Statement of Income and Retained Earnings               4
         Condensed Consolidated Statement of Cash Flows                       5

         Notes To Condensed Consolidated Financial Statements               6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8-11


                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         The following exhibits of the Company are included or incorporated herein. (Note: The exhibit number corresponds to the specific number within Item 601 of Regulation S-K)

         Exhibit
         Number
         ------

         27.1       Financial Data Schedule

         10.5       American Recreation Centers, Inc.
                    1996 Director Plan

SIGNATURES                                                                   12

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                    November 27,    May 29,
                                                        1996         1996
                                                     (Unaudited)   (Audited)
                                                    -------------  ---------
        ASSETS
        ------
Current assets:
  Cash and equivalents                                   $ 3,553   $  3,489
 Other current assets                                      3,192      3,266
                                                         -------   --------
    Total current assets                                   6,745      6,755
                                                         -------   --------
Property, equipment and leaseholds, at cost
 Land and buildings                                       41,636     41,965
 Machinery and equipment                                  38,517     37,777
 Leaseholds and leasehold improvements                     8,913      8,532
                                                         -------   --------
                                                          89,066     88,274
Less - accumulated depreciation and amortization         (30,194)   (28,572)
                                                         -------   --------
                                                          58,872     59,702
                                                         -------   --------

Property held for sale                                     2,558      2,557
Notes receivable                                           1,860      1,741
Other assets                                               1,350      1,376
                                                         -------   --------
                                                         $71,385   $ 72,131
                                                         =======   ========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
Current liabilities:
 Accounts payable and accrued expenses                   $ 6,576   $  6,134
 Short-term borrowings                                       300          -
 Current maturities of long-term debt                      1,764      1,796
                                                         -------   --------
    Total current liabilities                              8,640      7,930
                                                         -------   --------
Long-term debt and capital leases                         25,460     26,194
                                                         -------   --------
Income taxes deferred to future years                      7,209      7,209
                                                         -------   --------
Minority interests                                         1,849      2,060
                                                         -------   --------
Shareholders' equity
 Common stock:
   Authorized - 21,484,375 shares
   Issued and outstanding -
      4,606,199 and 5,047,619 shares                       9,584      9,845
 Preferred stock:
   Authorized - 5,000,000 shares
     Issued and outstanding - none                             -          -
 Retained earnings                                        18,643     18,893
                                                         -------   --------
    Total shareholders' equity                            28,227     28,738
                                                         -------   --------
Commitments and contingencies
                                                         $71,385   $ 72,131
                                                         =======   ========

See accompanying notes to condensed consolidated financial statements.

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                    (in thousands except per share amounts)
                                  (Unaudited)

                                     Thirteen Weeks Ended  Twenty-six Weeks Ended
                                     --------------------  ----------------------
                                      Nov. 27,   Nov. 29,   Nov. 27,   Nov. 29,
                                         1996      1995       1996      1995
                                         ----      ----       ----      ----
Operating revenue:
   Bowling and entertainment
     activities                         $ 8,333   $ 7,872   $14,670   $13,983
   Beverage and food                      3,445     3,312     5,847     5,671
    Other                                   258       291       526       646
                                        -------   -------   -------   -------
                                         12,036    11,475    21,043    20,300
                                        -------   -------   -------   -------
Operating, general and
   administrative expenses:
   Salaries, wages and employee
     benefits                             4,696     4,526     8,950     8,553
   Operating costs                        3,495     3,326     6,875     6,589
   Cost of beverage and food sales        1,129     1,020     1,945     1,748
   Selling, general and administrative      591       560     1,067       987
   Depreciation and amortization            971       903     1,907     1,815
                                        -------   -------   -------   -------
                                         10,882    10,335    20,744    19,692
                                        -------   -------   -------   -------
Operating income                          1,154     1,140       299       608

Interest expense                           (649)     (626)   (1,295)   (1,375)
Interest and other income                    76       193       173       319
Gain on sale of stock option                  -         -       800         -
                                        -------   -------   -------   -------

Income (Loss) from continuing
   operations before provision for
   income taxes and minority interests      581       707       (23)     (448)

Provision for income taxes                 (205)     (243)       (2)      179
Minority interests                          (68)      (81)       14        (2)
                                        -------   -------   -------   -------

Income (Loss) from continuing
   operations                               308       383      (11)    (271)

Discontinued operations:
   Gain on sale of investment in The
     Right Start, Inc., net of
      applicable income
      taxes of $320 and $1,568                -         -       360     2,251
   Income from operations of The
      Right Start, Inc., net of
       applicable income
       taxes of $49                           -         -         -        54
                                        -------   -------   -------   -------
Net income                                  308       383       349     2,034
Retained earnings, beginning of
 period                                                      18,893    16,898
Cash dividends ($.065 and $.0625)                              (599)     (630)
                                                            -------   -------
Retained earnings,  end of period                           $18,643   $18,302
                                                            =======   =======

Earnings (Loss) per share:
  Continuing operations                 $  0.07   $  0.08   $  0.00    ($0.05)
  Discontinued operations                  0.00      0.00      0.08      0.46
                                        -------   -------   -------   -------
                                        $  0.07   $  0.08   $  0.08     $0.41
                                        =======   =======   =======   =======

See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                Twenty-six Weeks Ended
                                                          ---------------------------------
                                                          November 27,          November 29,
                                                             1996                  1995
                                                          -----------           ------------
Cash Flows from (used in) Operating Activities:
 Net income                                                 $  349                  $ 2,034
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                             1,907                    1,813
   Income from discontinued operations                        (360)                  (2,305)
   Gain on sale of stock option                               (800)                       -
   Results attributed to minority interests                    (14)                       2
   Decrease in other current assets                             74                       76
   Increase (Decrease) in accounts payable
    and accrued expenses                                       802                   (2,742)
                                                            ------                  -------
     Net cash from (used in) operations                      1,958                   (1,122)
                                                            ------                  -------

Cash Flows from (used in) Investing Activities:
   Proceeds from sale of subsidiary's stock                      -                   11,811
   Proceeds from sale of stock option                          800                        -
   Expenditures for property, equipment and leaseholds      (1,023)                  (3,829)
   Other                                                      (345)                      (2)
                                                            ------                  -------
      Net cash from (used in) investing activities            (568)                   7,980
                                                            ------                  -------

Cash Flows from (used in) Financing Activities:
  Short-term borrowings                                        300                     (415)
  Issuance of long-term debt                                     -                    2,200
  Repayment of long-term debt                                 (766)                  (4,856)
  Dividends to shareholders                                   (599)                    (630)
  Issuance (Retirement) of common stock                       (261)                     (64)
                                                            ------                  -------
     Net cash used in financing activities                  (1,326)                  (3,765)
                                                            ------                  -------

Net increase in cash and equivalents                            64                    3,093
Cash and equivalents at beginning of year                    3,489                    4,508
                                                            ------                  -------
Cash and equivalents at end of year                         $3,553                  $ 7,601
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

There have been no changes in the Company's significant accounting policies as set forth in the Company's 1996 annual report. These unaudited financial statements as of November 27, 1996 and for the three and six month periods ended November 27, 1996 and November 29, 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

"Discontinued Operations" include the operations and gain on sale of the Company's majority interest in The Right Start, Inc. (Right Start), a catalog company and retailer of infants' and children's products. See Note 6.

NOTE 2 - Long-term Debt:
-----------------------

Long-term debt is comprised of the following (in thousands):

                                    November 27,        May 29,
                                       1996              1996
                                    ------------        -------
Long-term notes:
 Secured notes payable in monthly
  installments with a weighted
  average interest rate of 8.94%
  at November 27, 1996               $26,488            $27,095

 Other                                   736                895
                                     -------            -------
                                      27,224             27,990
 Less-amounts due within one year      1,764              1,796
                                     -------            -------
                                     $25,460            $26,194
                                     =======            =======

NOTE 3 - Operations:
-----------------------------------

The results of operations for this thirteen week period is not necessarily indicative of the results to be expected for the entire year. Bowling is highly seasonal with revenues during the first quarter normally not exceeding 19% to 22% of those for a full year. Second quarter revenue typically represents between 25% to 27% of revenue for the full year.

NOTE 4 - Earnings Per Share of Common Stock:
-------------------------------------------

Earnings per share is computed on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include the Company's stock options. The weighted average number of common shares and common stock equivalents outstanding were 4,606,199 and 5,059,557 for the thirteen week periods ended November 27, 1996 and November 29, 1995; and 4,616,681 and 5,057,241 for the twenty-six week periods then ended.

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

NOTE 7 - Subsequent Event:
-------------------------

On December 20, 1996 the Company's 85% owned joint venture, Triangle Bowl Associates (TBA), completed the acquisition of two bowling centers, comprising 56 lanes, in the Dallas, Texas area. The purchase price for the businesses, equipment, liquor licenses and suppliers for both centers and the land and building for one of the centers totaled $1.62 million. TBA entered into a long-term lease for the land and building of the second center. $1.325 million of the purchase price was financed under a long-term bank loan.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introductory Note
-----------------

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include ( i ) the success of the Company's operations, particularly its new Fun Fest and family entertainment center (FEC) concepts, (ii) anticipated competition, (iii) potential future revenue and income, (iv) potential future decreases in costs, and (v) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Such factors include, among others, the following: general economic and business conditions; advertising, marketing and sales efforts; success of the Company's efforts to restage certain bowling centers as family entertainment centers; acceptance of new programs and entertainment offerings; business abilities and judgement of personnel; availability of qualified management personnel; changes in, or the failure to comply with, government regulations; weather conditions; operating cost containment efforts; continued availability of lines of credit; availability of qualified construction personnel; ability to remodel, refurbish and restage Company facilities in a cost effective and timely manner; uncertainties surrounding consolidation of the industry; the historically cyclical nature of the bowling industry; and other factors referenced in this Form 10-Q.

Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and therefore, there can be no assurance that the results contemplated in the forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, as discussed above, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The following is managements' discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the thirteen and twenty-six week periods ended November 27, 1996 with the thirteen and twenty-six week period ended November 29, 1995. This discussion should be read in conjunction with the financial statements and notes thereto.

Results of Continuing Operations
--------------------------------


Second quarter

Revenue for the second quarter of fiscal 1997 increased nearly 5% to $12.0 million from $11.5 million while income from continuing operations declined to $308,000, or $.07 per share from $383,000, or $.08 per share.

The overall increase in revenue for the quarter was attributable to acquisitions and new revenue attractions. The Company's new Bowl Aire Center in Wisconsin, the new Fun Fest family entertainment center in Texas and other "FEC-type" attractions installed at existing locations produced a total of over $1.0 million in revenue and contributed $122,000 in incremental operating income.

Revenue for comparable centers and comparable bowling operations declined $442,000, or 4%. $80,000 of the decline was attributable to the Company's Arlington, Texas center where 24 bowling lanes have been removed and construction is underway to convert it to a Fun Fest FEC. The balance of the decrease was due to a decline in bowler traffic which contributed to a 4% drop in the volume of games bowled which led to a similar decrease in bowling lineage revenue. Ancillary revenue sources such as beverage and food declined 3% and 2%, respectively from the decrease in bowler traffic. .

Operating income for the second quarter of fiscal 1997 increased slightly to $1.154 million from $1.140 million. This was due to the incremental operating income generated by new locations and new revenue attractions as discussed above. These increases were partially offset by a decline in operating income from comparable centers due to the drop in revenue at these centers. However, the impact of the decline in revenue on operating income was partially mitigated by a reduction in operating costs for comparable center operations.

Second quarter interest expense increased to $649,000 from $626,000 due primarily to additional debt incurred to finance the Bowl Aire acquisition and construction of the first Fun Fest. These increases were partially offset by reductions in interest expense due to $2.6 million in debt that was retired during last year's fourth quarter in connection with the sale of a commercial
real estate project.    Interest and other income declined to $76,000 from
$193,000 because last year's numbers reflect the short-term investment of some of the proceeds from the sale of the Company's majority interest in The Right Start, Inc. (see Discontinued Operations below).

Six months year-to-date

Revenue for the six months ended November 27, 1996 rose almost 4% to $21.0 million from $20.3 million. The net loss from continuing operations for the same period improved to ($11,000), or $.00 per share from ($271,000), or ($.05) per share. However, during this year's six month period an option to repurchase 400,000 shares of Right Start's common stock was sold for $800,000 in cash, resulting in an after-tax gain of $480,000, or $.10 per share. The option had been retained after last year's first quarter sale of Right Start and contained exercise prices ranging from $3.60 to $6.00 over a seven year period. The option was sold when Right Start's common stock was trading at $6 3/8.

As was the case with the results for the second quarter, the overall increase in revenue was attributable to acquisitions and new revenue attractions. These new revenue sources contributed over $2.0 million in new revenue and nearly $250,000 in incremental operating income. Revenue for comparable centers was off almost 6% for the period due to the decline in bowler traffic. Ancillary revenue sources were down correspondingly. Beverage sales were down 4% and food sales were down slightly less than 4%.

Operating income for the six month period declined from $608,000 last year to $299,000 this year. Incremental operating income from new revenue sources was not sufficient to offset the decline in comparable center, comparable operations revenue. However, some of the comparable center revenue decline was offset by cost reductions.

Interest expense was reduced from $1.375 million last year to $1.295 million this year for the period. Increases in interest expense due to additional debt incurred to finance the Bowl Aire acquisition and Fun Fest construction were offset by the reduction in interest associated with the repayment of certain debt upon the sale of a commercial real estate project as discussed above and last year's prepayment at the beginning of the second quarter of approximately $2.5 million in debt using a portion of the proceeds from the sale of Right
Start.   Some of the Right Start proceeds were invested on a short-term basis during last year's six month period which contributed to a decline in interest income from $319,000 last year to $173,000 this year.


Results of Discontinued Operations
----------------------------------

During the first quarter of fiscal 1996, the Company sold its 62.5% ownership in Right Start for $11.811 million in cash and recorded a $2.251 million after-tax gain, equal to $.45 per share. In connection with the transaction, the Company had agreed to reimburse Right Start up to $680,000 should it be unable to sustain ordinary loss treatment for its deferred loss tax carry-forward and it have sufficient taxable income in or before its fiscal 2000. During the first quarter of fiscal 1997, the Company received a favorable ruling from the IRS allowing it to reverse the reserve established for the reimbursement agreement at the time of the sale. This resulted in a $360,000, or $.08 per share, increase in the gain on sale which has been reported in discontinued operations.

Liquidity and Capital Resources
-------------------------------

At November 27, 1996, the Company had $10.168 million available under an unused bank commitment. Advances can be used to acquire, construct or refurbish bowling centers or to acquire other compatible recreation businesses and would bear interest at the prime rate plus .75%.

The Company also maintains various line-of-credit arrangements to augment seasonal shortfalls in working capital. At November 27, 1996 and November 29, 1995, there were no advances outstanding under the Company's $2 million line-of-credit. Advances under this line would bear interest at the prime rate plus
 .5%. There was $300,000 outstanding at November 27, 1996 under a $1 million line-of-credit which is designated for use by one of the Company's wholly-owned subsidiaries. This line bears interest at the prime rate plus 1%.

The Company's Board of Directors approved a stock repurchase plan in October 1995 that authorized repurchase of up to 20% of the Company's outstanding stock. Through November 27, 1996, the Company had repurchased 499,530 shares, representing nearly 10% of its common stock outstanding when the plan was approved. The total cost of the reacquired shares was $3.337 million. The repurchased shares were retired by the Company and not held as treasury shares. The plan expired December 31, 1996.

The Company has paid quarterly cash dividends for over 28 consecutive years. The second quarter dividend of $.065 per share represents a 4% increase over last year when the quarterly dividend was $.0625 per share.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       AMERICAN RECREATION CENTERS, INC.



Date January 10, 1997           /s/Robert A. Crist
    ------------------         -----------------------------------------
                               Robert A. Crist, President



Date January 10, 1997           /s/Karen B. Wagner
    ------------------         -----------------------------------------
                               Karen B. Wagner, Vice President/Treasurer