Form 10-K/A
period 1996-05-29
AMERICAN RECREATION CENTERS INC
filed 1997-02-12
CIK 5719

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

                                                                     Page in
                                                                      Annual
                                                                    Report**
                                                                    --------

        Report of Independent Accountants*                                14

        Consolidated Balance Sheet at
        May 29, 1996 and May 31, 1995*                                     6

        Consolidated Statement of Income
        and Retained Earnings for the
        three years ended May 29, 1996*                                    7

        Consolidated Statement of Cash Flows
        for the three years ended May 29, 1996*                            8

        Notes to Consolidated Financial Statements*                     9-13

(a)(2)  Financial Statement Schedules

        Report of Independent Accountants
        on Financial Statement Schedule
        for the three years ended May 29, 1996*                           19

        II - Valuation Reserves*                                          20

(a)(3)  Financial Statements of the American Recreation Centers, Inc. Employee
        Stock Ownership Plan for the year ended May 29, 1996 to be filed by amendment.

 * Filed previously
** Incorporated by reference from the indicated pages of the 1996 Annual Report to Shareholders.

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

                                  AMERICAN RECREATION CENTERS, INC.
                                  (Registrant)


Dated: February 11, 1997          Robert A. Crist
                                  --------------------------------------------
                                  Robert A. Crist, President and
                                  Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Robert A. Crist                                           February 11, 1997
-----------------------------------------------
Robert A. Crist, Principal
Executive Officer and Director,
President



/s/Karen B. Wagner                                           February 11, 1997
-------------------------------------------
Karen B. Wagner, Principal
Financial and Accounting Officer,
Vice President/Treasurer



/s/Bruce Feuchter                                            February 11, 1997
---------------------------------------------
Bruce Feuchter, Director,
Legal Secretary



/s/Stephen R. Chanecka                                       February 11, 1997
---------------------------------------
Stephen R. Chanecka, Director

American Recreation
Centers, Inc.
Employee Stock Ownership Plan
Financial Statements
May 29, 1996 and May 31, 1995

American Recreation Centers, Inc.

Employee Stock Ownership Plan
Financial Statements Table of Contents
-----------------------------------------------------------------------------

                                                                 Page

Report of Independent Accountants                                   3

Financial Statements:

  Statement of Net Assets Available for Benefits                    4

  Statement of Changes in Net Assets Available for Benefits         5

  Notes to Financial Statements                                   6-8

Supplemental Schedule:

  Assets Held for Investment at
  May 29, 1996 (Schedule I)                                         9



                       Report of Independent Accountants

January 31, 1997

To the Administrative Committee and Participants,
American Recreation Centers, Inc.
Employee Stock Ownership Plan

We were engaged to audit the financial statements of American Recreation Centers, Inc. Employee Stock Ownership Plan (the Plan) as of May 29, 1996 and May 31, 1995 and for the years then ended and the schedule as of May 29, 1996, as listed in the accompanying table of contents. These financial statements and the schedule are the responsibility of the Plan's management.

As permitted by Section 2520.103-8 of the Department of Labor Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, the Plan administrator instructed us not to perform, and we did not perform, any auditing procedures with respect to the information summarized in Note 4, which was certified by Imperial Trust Company, the trustee of the Plan, except for comparing such information with the related information included in the financial statements and schedule. We have been informed by the Plan administrator that the trustee holds the Plan's investment assets and executes investment transactions. The Plan administrator has obtained a certification from the trustee as of and for the years ended May 29, 1996 and May 31, 1995 that the information provided to the Plan administrator by the trustee is complete and accurate.

As more fully described in Note 2 and as permitted under the Department of Labor Rules and Regulations, the Plan prepares its financial statements on a modified cash basis of accounting which is a comprehensive basis of accounting other than generally accepted accounting principles.

Because of the significance of the information that we did not audit, we are unable to, and do not, express an opinion on the accompanying financial statements and schedule taken as a whole. The form and content of the information included in the financial statements and schedule, other than that derived from the information certified by the trustee, have been audited by us in accordance with generally accepted auditing standards and, in our opinion, are presented in compliance with the Department of Labor Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974.

/s/Price Waterhouse LLP

American Recreation Centers, Inc.

Employee Stock Ownership Plan
Statement of Net Assets Available for Benefits
-----------------------------------------------------------------------------



                                                           May 29,      May 31,
                                                             1996         1995
                       Assets

Assets held by trustee for investment:
  Cash, including short-term investment funds             $  387,854   $  260,236

  Common stock of American Recreation Centers, Inc.,
   at market, 710,882 and 686,479 shares ($3,898,474
   and $3,587,277, at cost)                                4,620,726    4,934,411
                                                          ----------   ----------

                                                           5,008,580    5,194,647
Employer contributions receivable from American
 Recreation Centers, Inc.                                    300,000      414,306
                                                          ----------   ----------

Net assets available for benefits                         $5,308,580   $5,608,953
                                                          ==========   ==========

                See accompanying notes to financial statements.

American Recreation Centers, Inc.

Employee Stock Ownership Plan
Statement of Changes in Net Assets Available for Benefits
-----------------------------------------------------------------------------


                                                                 Fiscal years ended
                                                                May 29,      May 31,
                                                                 1996          1995

Contribution from American
 Recreation Centers, Inc.                                     $  300,000    $  425,000

Investment income:
  Cash dividends                                                 169,197       167,780
  Interest                                                        11,943         5,604
                                                              ----------    ----------

                                                                 481,140       598,384

Unrealized (depreciation) appreciation of common
 stock, net                                                     (480,818)      186,641
                                                              ----------    ----------

                                                                     322       785,025
                                                              ----------    ----------
Expenses and distributions:
  Administrative fees                                             15,205        10,142
  Interest expense                                                     -         1,070
  Distributions to former participants                           285,490       579,954
                                                              ----------    ----------

                                                                 300,695       591,166
                                                              ----------    ----------

(Decrease) increase in net assets available for benefits        (300,373)      193,859

Net assets available for benefits, beginning of year           5,608,953     5,415,094
                                                              ----------    ----------

Net assets available for benefits, end of year                $5,308,580    $5,608,953
                                                              ==========    ==========


                See accompanying notes to financial statements.

American Recreation Centers, Inc.

Employee Stock Ownership Plan
Notes to Financial Statements
-----------------------------------------------------------------------------

1. Description of Plan
   The following description of the Plan provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

   The Plan is a defined contribution plan covering all employees of American Recreation Centers, Inc. (the Company) who are not covered by a collective bargaining agreement and have met specified age and service requirements. The Plan enables participants to acquire equity interests in the Company. The Plan is designed to comply with Internal Revenue Code Section 4975(e)(7) and the regulations thereunder, and is subject to the applicable provisions of the Employee Retirement Security Act of 1974 (ERISA).

   The Plan provides for vesting of 20% upon the completion of two years of credited service and additional vesting of 20% per year up to 100% for each additional year of service credited to the participant. Plan participants totaled 1,610 and 1,582 at May 29, 1996 and May 31, 1995.

   All contributions are made by the Company to the American Recreation Centers, Inc. Employee Stock Ownership Trust (the Trust). Contributions may be paid in cash, common stock of the Company or other qualified property. Common stock and other qualified property are contributed at the fair market value of the property on the date of contribution. Contributions are discretionary and are determined by resolution of the Board of Directors of the Company. Contributions and the income, forfeitures and gains and losses of the Plan are allocated to participants at the end of each fiscal year.

   In November, 1996 the Company's administrative committee hired Howard Johnson & Company to assist them in administering the Plan.

2. Summary of Significant Accounting Policies

   Basis of accounting
   The accounts of the Plan are maintained on a modified cash basis. Only the employer contributions are accrued. Income and expenses are accounted for on a cash basis.

   Tax status
   The Company has received a favorable determination letter from the Internal Revenue Service dated May 1996 as to the qualified status of the Plan. The Company is of the opinion that the Plan continues to fulfill the requirements of the Internal Revenue Code and the Employee Retirement Income Security Act of 1974, and that the trust, which forms a part of the Plan, is exempt from income tax. Accordingly, no provision has been made for federal or state income taxes.

   Investment valuation
   Investments in the common stock of the Company are valued at the average of the last reported sales price and the latest quoted bid price at year-end.

American Recreation Centers, Inc.

Employee Stock Ownership Plan
Notes to Financial Statements
-----------------------------------------------------------------------------

   Investment transactions and investment income
   Dividend income is recorded on the payment date.

   In accordance with the policy of stating investments at fair market value, annual unrealized market appreciation or depreciation of investments is reflected in the statement of changes in net assets available for benefits.

   Distributions
   Distributions to participants are based on the value of the Company's common stock at the time of distribution. The common stock is valued at the average of the last reported sales price and the latest quoted bid price on the date of distribution. Such distributions are made by the trustee at least annually but not more frequently than quarterly.

   Distributions are accounted for on a cash basis for financial statement purposes. This accounting results in a difference between the Plan's financial statements and its Form 5500 filed with the Internal Revenue Service, as benefit obligations are accounted for on an accrual basis for purposes of the Form 5500. The difference of $277,970 and $199,608 at May 29, 1996 and May 31, 1995, represents the accumulated benefit obligation on Form 5500.

   Expenses of the Plan
   Direct expenses incurred in the administration of the Plan and the trust are paid by the Plan. No indirect expenses are allocated to the Plan by the Company.

   Use of estimates
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3. Contributions
   For fiscal year ended May 31, 1995, the Company made a cash contribution of $425,000.

   At May 29, 1996, the Company had authorized a contribution to the Plan of $300,000. This contribution will be made in the form of cash.

4. Financial Data Certified by the Trustee
   The financial statements and schedule appearing on pages 4, 5, and 9 of this report were prepared from financial data certified by the trustee, Imperial Trust Company, in accordance with Section 2520.103-5 of the Department of Labor Rules and Regulations for Reporting and Disclosure under ERISA.

American Recreation Centers, Inc.

Employee Stock Ownership Plan
Notes to Financial Statements
-----------------------------------------------------------------------------


5. Subsequent Event
   In January, 1997, the Company entered into a merger agreement pursuant to which AMF Bowling Centers, Inc. will acquire the Company's common stock for $8.50 per share in cash. The merger is subject to a number of conditions, including governmental and shareholder approval, and is expected to close by April 30, 1997. In conjunction with the merger, the Plan will be terminated and all participants in the Plan will become fully vested. Subsequently, the assets of the Trust will be distributed to or for the benefit of the participants of the Plan in the form of cash.

American Recreation Centers, Inc.

Employee Stock Ownership Plan
Assets Held for Investment at May 29, 1996                         Schedule I
-----------------------------------------------------------------------------



                                        Description                   Current
         Identity of Issue             of Investment       Cost        Value

American Recreation Centers, Inc.      710,882 shares   $3,898,474   $4,620,726

Short-term investment funds            387,800 units       387,800      387,800
                                                                     ----------

                                                                     $5,008,526
                                                                     ==========
