Form 10-Q
period 1997-02-26
AMERICAN RECREATION CENTERS INC
filed 1997-04-11
CIK 5719

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                      ----------------------------------

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS
                 ---------------------------------------------
                            ENDED FEBRUARY 26, 1997
                            -----------------------


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

      Capital Stock Outstanding as of February 26, 1997 - 4,613,037 shares

                                  Page 1 of 13
                            Exhibit Index on Page 2

                       AMERICAN RECREATION CENTERS, INC.

                               INDEX TO FORM 10-Q
                 FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS
                            ENDED FEBRUARY 26, 1997

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

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Form 8-K, dated January 17, 1997, is herein incorporated by reference.

         The following exhibit of the Company is included or incorporated herein. (Note: The exhibit number corresponds to the specific number within Item 601 of Regulation S-K)

         Exhibit
         Number
         ------

         27.1             Financial Data Schedule

         SIGNATURES                                                13

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                     February 26,   May 29,
                                                        1997         1996
                                                     (Unaudited)   (Audited)
                                                    -------------  ---------
     ASSETS
     ------
Current assets:
  Cash and equivalents                                  $  5,682   $  3,489
      Other current assets                                 3,087      3,266
                                                        --------   --------
        Total current assets                               8,769      6,755
                                                        --------   --------
Property, equipment and leaseholds, at cost
      Land and buildings                                  42,131     41,965
      Machinery and equipment                             40,509     37,777
      Leaseholds and leasehold improvements                8,959      8,532
                                                        --------   --------
                                                          91,599     88,274
Less - accumulated depreciation and amortization         (31,146)   (28,572)
                                                        --------   --------
                                                          60,453     59,702
                                                        --------   --------

Other assets                                               5,771      5,674
                                                        --------   --------
                                                         $74,993   $ 72,131
                                                        ========   ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
Current liabilities:
      Accounts payable and accrued expenses             $  7,600   $  6,134
      Short-term borrowings                                  300          -
      Current maturities of long-term debt                 3,858      1,796
                                                        --------   --------
        Total current liabilities                         11,758      7,930
                                                        --------   --------
Long-term debt and capital leases                         24,667     26,194
                                                        --------   --------
Income taxes deferred to future years                      7,688      7,209
                                                        --------   --------
Minority interests                                         2,091      2,060
                                                        --------   --------
Shareholders' equity
      Common stock:
       Authorized - 21,484,375 shares
       Issued and outstanding -
         4,613,037 and 5,047,619 shares                    9,594      9,845
      Preferred stock:
       Authorized - 5,000,000 shares
       Issued and outstanding - none                           -          -
      Retained earnings                                   19,195     18,893
                                                        --------   --------
        Total shareholders' equity                        28,789     28,738
                                                        --------   --------
Commitments and contingencies                           --------   --------
                                                         $74,993   $ 72,131
                                                        ========   ========

See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                    (in thousands except per share amounts)
                                  (Unaudited)

                                             Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                             --------------------              -----------------------
                                             Feb. 26,    Feb. 28,              Feb. 26,       Feb. 28,
                                               1997        1996                  1997           1996
                                             ---------  ---------              ---------     ---------
Operating revenue:
 Bowling and entertainment
   activities                                 $ 9,808    $ 9,254                 $24,479      $23,237
 Beverage and food                              3,956      3,790                   9,802        9,461
 Other                                            266        313                     792          959
                                              -------    -------                 -------      -------
                                               14,030     13,357                  35,073       33,657
                                              -------    -------                 -------      -------
Operating, general and
 administrative expenses:
 Salaries, wages and employee
  benefits                                      4,939      4,886                  13,888       13,439
 Operating costs                                3,527      3,892                  10,402       10,481
 Cost of beverage and food sales                1,268      1,219                   3,213        2,967
 Selling, general and administrative              553        537                   1,621       1,524
 Depreciation and amortization                  1,010        953                   2,917       2,768
 Expenses of merger with AMF                      443          -                     443           -
                                              -------    -------                 -------      -------
                                               11,740     11,487                  32,484       31,179
                                              -------    -------                 -------      -------
Operating income                                2,290      1,870                   2,589        2,478

Interest expense                                 (650)      (650)                 (1,945)      (2,025)
Interest and other income                          35        147                     208          466
Gain on sale of stock option                        -          -                     800            -
                                              -------    -------                 -------      -------
Income from continuing
   operations before provision for
   income taxes and minority interests          1,675      1,367                   1,652          919

Provision for income taxes                       (633)      (505)                   (635)        (326)
Minority interests                               (190)      (134)                   (176)        (136)
                                              -------    -------                 -------      -------
Income from continuing
 operations                                       852        728                     841          457
Discontinued operations:
   Gain on sale of investment in The
    Right Start, Inc., net of
     applicable income taxes of $320
     and $1,568                                     -          -                     360        2,251
   Income from operations of
    The Right Start, Inc., net of
     applicable income taxes of $49                 -          -                       -           54
                                              -------    -------                 -------      -------
Net income                                    $   852    $   728                   1,201        2,762
                                              =======    =======
Retained earnings, beginning of
 period                                                                           18,893       16,898
Cash dividends ($.195 and
 $.1875)                                                                            (899)        (933)
                                                                                 -------      -------
Retained earnings, end of period                                                 $19,195      $18,727
                                                                                 =======      =======

Earnings per share:
 Continuing operations                           $.18       $.14                    $.18         $.09
 Discontinued operations                          .00        .00                     .08          .46
                                              -------    -------                 -------      -------
                                                 $.18       $.14                    $.26         $.55
                                              =======    =======                 =======      =======

See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                               Thirty-nine Weeks Ended
                                              --------------------------
                                              February 26,  February 28,
                                                  1997          1996
                                              ------------  ------------
Cash Flows from (used in) Operating
 Activities:
  Net income                                       $ 1,201       $ 2,762
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                    2,917         2,768
    Income from discontinued operations               (360)       (2,305)
    Gain on sale of stock option                      (800)            -
    Results attributed to minority interests           176           136
    Decrease in other current assets                   179            88
    Increase (Decrease) in accounts payable
     and accrued expenses                            2,305        (2,778)
                                                   -------       -------
      Net cash from operations                       5,618           671
                                                   -------       -------
Cash Flows from (used in) Investing
 Activities:
    Proceeds from sale of
     subsidiary's stock                                  -        11,811
    Proceeds from sale of stock option                 800             -
    Expenditures for property,
     equipment and leaseholds                       (3,582)       (5,837)
    Other                                             (328)          (83)
                                                   -------       -------
       Net cash from (used in)
        investing activities                        (3,110)        5,891
                                                   -------       -------

Cash Flows from (used in) Financing
 Activities:
   Short-term borrowings                               300          (415)
   Issuance of long-term debt                        1,779         2,934
   Repayment of long-term debt                      (1,244)       (5,349)
   Dividends to shareholders                          (899)         (933)
   Retirement of common stock                         (251)       (1,249)
                                                   -------       -------
      Net cash used in financing
       activities                                     (315)       (5,012)
                                                   -------       -------

Net increase in cash and equivalents                 2,193         1,550
Cash and equivalents at beginning of
 year                                                3,489         4,508
                                                   -------       -------
Cash and equivalents at end of year                $ 5,682       $ 6,058
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

There have been no changes in the Company's significant accounting policies as set forth in the Company's 1996 annual report. These unaudited financial statements as of February 26, 1997 and for the three and nine month periods ended February 26, 1997 and February 28, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

"Discontinued Operations" include the operations and gain on sale of the Company's majority interest in The Right Start, Inc. (Right Start), a catalog company and retailer of infants' and children's products. See Note 6.

NOTE 2 - Merger with AMF Bowling Centers Inc.:
----------------------------------------------

On January 17, 1997, AMF Bowling Centers, Inc. (AMF) and the Company entered into a merger agreement pursuant to which AMF will acquire the Company for $8.50 per share in cash. The purchase price, after reflecting the assumption of the Company's outstanding debt and the purchase of certain joint venture interests, represents a transaction with a total value of approximately $70 million. The boards of directors of both companies unanimously approved the merger. The transaction is subject to approval of the Company's shareholders. Proxy materials have been mailed to shareholders of record as of March 3, 1997 to solicit their approval of the merger at a special meeting of shareholders on April 24, 1997. Pending shareholder approval, the transaction is expected to close shortly after the special meeting.

NOTE 3 - Long-term Debt:
-----------------------

Long-term debt is comprised of the following (in thousands):

                                      February 26,  May 29,
                                          1997       1996
                                          ----       ----
Long-term notes:
  Secured notes payable in monthly
   installments with a weighted
   average interest rate of 9.01%
   at February 26, 1997                    $27,872  $27,095

  Other                                        653      895
                                           -------  -------
                                            28,525   27,990
  Less-amounts due within one year           3,858    1,796
                                           -------  -------
                                           $24,667  $26,194
                                           =======  =======

NOTE 4 - Operations:
-------------------

The results of operations for this thirteen week period is not necessarily indicative of the results to be expected for the entire year. Bowling is highly seasonal with revenues during the first quarter normally not exceeding 19% to 22% of those for a full year. Second quarter revenue typically represents between 25% to 27% of revenue for the full year and third quarter revenue ranges between 28% and 30% of revenue for a full year.

NOTE 5 - Earnings Per Share of Common Stock:
-------------------------------------------

Earnings per share is computed on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include the Company's stock options. The weighted average number of common shares and common stock equivalents outstanding were 4,611,556 and 4,937,719 for the thirteen week periods ended February 26, 1997 and February 28, 1996; and 4,614,973 and 5,017,400 for the thirty-nine week periods then ended.

NOTE 6 - Gain on Sale of Stock Option:
-------------------------------------

During the first quarter of fiscal 1997 the Company sold its option to repurchase up to 400,000 shares of Right Start common stock for $800,000 cash, resulting in an after-tax gain of $480,000, equal to $.10 per share.

NOTE 7 - Gain on Sale of The Right Start, Inc.:
----------------------------------------------

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

NOTE 8 - Acquisitions:
---------------------

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note
-----------------

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include (I) the pending merger of the Company with AMF Bowling Centers, Inc., which is subject to shareholder approval at a special meeting of the Company's shareholders on April 24, 1997, (ii) the success of the Company's operations, particularly its new Fun Fest and family entertainment center (FEC) concepts, (iii) anticipated competition, (iv) potential future revenue and income, and (v) potential future decreases in costs.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Such factors include, among others, the following: required shareholder approval for the pending merger with AMF Bowling Centers, Inc.; general economic and business conditions; advertising, marketing and sales efforts; success of the Company's efforts to restage certain bowling centers as family entertainment centers; acceptance of new programs and entertainment offerings; business abilities and judgement of personnel; availability of qualified management personnel; changes in, or the failure to comply with, government regulations; weather conditions; operating cost containment efforts; uncertainties surrounding consolidation of the industry, including the pending merger of the Company with AMF Bowling Centers, Inc.; the historically cyclical nature of the bowling industry; and other factors referenced in this Form 10-Q.

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

The following is managements' discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the thirteen and thirty-nine week periods ended February 26, 1997 with the thirteen and thirty-nine week period ended February 28, 1996.
This discussion should be read in conjunction with the financial statements and notes thereto.

Results of Continuing Operations
--------------------------------


Third quarter

Revenue for the third quarter of fiscal 1997 increased 5% to $14.0 million from $13.4 million while income from continuing operations increased 17% to $852,000, or $.18 per share from $729,000, or $.14 per share.

The overall increase in revenue for the quarter was attributable to acquisitions and new revenue attractions. The Company's three newly acquired centers in Beloit, Wisconsin and Dallas, Texas, the new Fun Fest family entertainment center in Addison, Texas and other "FEC-type" attractions installed at existing locations produced a total of over $1.7 million in revenue and contributed $330,000 in incremental operating income.

Revenue for comparable centers and comparable bowling operations declined $719,000, or 5%. $147,000 of the decline was attributable to the Company's Arlington, Texas center where 24 bowling lanes were removed during the first quarter and construction completed late in the third quarter which converted it to a Fun Fest FEC. The balance of the decrease was due to a decline in bowler traffic which contributed to a 4% drop in the volume of games bowled which led to a similar decrease in bowling lineage revenue. Ancillary revenue sources such as beverage and food declined 7% and 11%, respectively from the decrease in bowler traffic.

Operating income for the third quarter of fiscal 1997 increased 22% to $2.289 million from $1.870 million. This was due primarily to the incremental operating income generated by new locations and new revenue attractions as discussed above. Operating income from comparable centers also increased in spite of the decline in revenue due to an aggressive reduction in operating costs for comparable center operations.


Nine months year-to-date

Revenue for the nine months ended February 26, 1997 rose almost 5% to $34.3 million from $32.7 million. Net income from continuing operations for the same period improved to $1.652 million, or $.18 per share from $920,000, or $.09 per share. However, during this year's nine month period an option to repurchase 400,000 shares of Right Start's common stock was sold for $800,000 in cash, resulting in an after-tax gain of $480,000, or $.10 per share. The option had been retained after last year's first quarter sale of Right Start and contained exercise prices ranging from $3.60 to $6.00 over a seven year period. The option was sold when Right Start's common stock was trading at $6 3/8.

As was the case with the results for the quarter, the overall increase in revenue was attributable to acquisitions and new revenue attractions. These new revenue sources contributed over $3.8 million in new revenue and $576,000 in incremental operating income. Revenue for comparable centers was off almost 6% for the period due to the decline in bowler traffic. Ancillary revenue sources were down correspondingly. Beverage sales were down 5% and food sales were down slightly less than 7%.

Operating income for the nine month period increased nearly 5% to $2.589 million from $2.478 million last year. The increase in operating income was due primarily to new revenue sources. This increase was offset slightly by a decline in comparable center, comparable operations operating income which was impacted by the decline in revenue discussed above. However, some of the comparable center revenue decline was offset by cost reductions.


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


Liquidity and Capital Resources
-------------------------------

At February 26, 1997, the Company had $10.184 million available under an unused bank commitment. Advances can be used to acquire, construct or refurbish bowling centers or to acquire other compatible recreation businesses and would bear interest at the prime rate plus .75%.

The Company also maintains various line-of-credit arrangements to augment seasonal shortfalls in working capital. At February 26, 1997 and February 28, 1996, there were no advances outstanding under the Company's $2 million line-of-credit. Advances under this line would bear interest at the prime rate plus 1/2%. There was $300,000 outstanding at February 28, 1997 under a $1 million line-of-credit which is designated for use by one of the Company's wholly-owned subsidiaries. This line bears interest at the prime rate plus 1%.

The Company's Board of Directors approved a stock repurchase plan in October 1995 that authorized repurchase of up to 20% of the Company's outstanding stock. Through December 31, 1996, when the plan expired, the Company had repurchased 499,530 shares, representing nearly 10% of its common stock outstanding when the plan was approved. The total cost of the reacquired shares was $3.337 million. The repurchased shares were retired by the Company and not held as treasury shares.

The Company has paid quarterly cash dividends for over 28 consecutive years.
The third quarter dividend of $.065 per share represents a 4% increase over last year when the quarterly dividend was $.0625 per share.

On January 17, 1997, AMF Bowling Centers, Inc. and the Company entered into a merger agreement pursuant to which AMF will acquire the Company for $8.50 per share in cash. The purchase price, after reflecting the assumption of the Company's outstanding debt and the purchase of certain joint venture interests, represents a transaction with a total value of approximately $70 million. The boards of directors of both companies unanimously approved the merger. The transaction is subject to approval by the Company's shareholders. Proxy materials have been mailed to shareholders of record as of March 3, 1997 to solicit their approval of the merger at a special meeting of shareholders on April 24, 1997. Pending shareholder approval, the transaction is expected to close shortly after the special meeting.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN RECREATION CENTERS, INC.



Date    April 10, 1997             /s/Robert A. Crist
     --------------------          -------------------------------------
                                   Robert A. Crist, President



Date    April 10, 1997             /s/Karen B. Wagner
     --------------------          -----------------------------------
                                   Karen B. Wagner, Vice President/Treasurer